Form 10-Q
period 2004-03-31
ALPHASMART INC
filed 2004-05-14
CIK 1264388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to              .

Commission File No. 000-50571

ALPHASMART, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0298384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

973 University Avenue

Los Gatos, CA 95032

(408) 355-1000

(Address, including zip code, of principal executive offices,

telephone number, including area code, of agent for service)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2004, there were 14,643,970 shares of the Registrant’s Common Stock outstanding.

ALPHASMART, INC.

INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of March 31, 2004 and December 31, 2003	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES		31

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

ALPHASMART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$7,597	$2,285
Accounts receivable, net	5,461	4,405
Inventory	3,238	2,818
Other current assets	2,473	1,470

Total current assets	18,769	10,978

Property and equipment, net	861	709
Other assets	513	2,005

Total assets	$20,143	$13,692

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,985	$1,892
Accrued liabilities	2,232	3,957
Income taxes payable	1,009	625
Borrowings under loan facility, current portion	—	2,680
Capital lease obligations, current portion	72	76

Total current liabilities	6,298	9,230

Borrowings against line of credit	873	873
Borrowings under loan facility, net of current portion	—	1,340
Capital lease obligations, net of current portion	84	106
Other long-term liabilities	60	60
Mandatorily redeemable preferred stock	—	9,747

Total liabilities	7,315	21,356

Redeemable convertible preferred stock	—	13,468

Stockholders’ equity (deficit):
Common stock	1	1
Additional paid-in capital	35,396	1,509
Unearned stock-based compensation	(185)	(191)
Retained earnings	13,572	13,509
Accumulated other comprehensive income	43	39
Distributions in excess of net book value	(35,999)	(35,999)

Total stockholders’ equity (deficit)	12,828	(21,132)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$20,143	$13,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net revenue	$8,786	$8,298
Cost of revenue	4,281	4,076

Gross margin	4,505	4,222

Operating expenses:
Research and development	614	761
Sales and marketing	1,846	1,411
General and administrative	977	986

Total operating expenses	3,437	3,158

Operating profit	1,068	1,064

Other expense, net	(623)	(260)

Profit before income taxes	445	804

Provision for income taxes	(382)	(321)

Net income	$63	$483

Net income per share:
Basic	$0.01	$0.09

Diluted	$0.00	$0.04

Shares used in computing per share amounts:
Basic	11,630	5,523

Diluted	13,840	10,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Distributions in Excess of Net Book Value	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	5,038	$13,468	5,600	$1	$1,509	$(191)	$13,509	$39	$(35,999)	$(21,132)
Exercise of common stock options	—	—	6	—	11	—	—	—	—	11
Conversion of redeemable convertible preferred stock	(5,038)	(13,468)	5,038	—	13,468	—	—	—	—	13,468
Net proceeds from initial public offering	—	—	4,000	—	20,408	—	—	—	—	20,408
Amortization of unearned stock- based compensation	—	—	—	—	—	6	—	—	—	6
Comprehensive income:
Net income	—	—	—	—	—	—	63	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	4	—
Total compre- hensive income										67

Balance at March 31, 2004	—	$—	14,644	$1	$35,396	$(185)	$13,572	$43	$(35,999)	$12,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$63	$483
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Allowances for doubtful accounts and returns	7	(34)
Depreciation and amortization	108	118
Amortization of unearned stock-based compensation	6	—
Accretion of interest on mandatorily redeemable preferred stock	73	177
Premium on mandatorily redeemable preferred stock	515	—
Change in operating assets and liabilities:
Accounts receivable	(1,063)	335
Inventory	(420)	(605)
Other current assets	(1,003)	(299)
Other assets	1,492	(18)
Accounts payable	1,093	741
Accrued liabilities	(1,725)	187
Income taxes payable	384	121
Other long-term liabilities	—	(46)

Net cash (used in) provided by operating activities	(470)	1,160

Cash flows from investing activities:
Purchases of property and equipment	(260)	(110)

Net cash used in investing activities	(260)	(110)

Cash flows from financing activities:
Repayment of loan facility	(4,020)	(845)
Payments under capital lease obligations	(26)	(18)
Proceeds from the exercise of common stock options	11	—
Redemption of mandatorily redeemable preferred stock	(10,335)	—
Net proceeds from sale of common stock in initial public offering	20,408	—

Net cash provided by (used in) financing activities	6,038	(863)

Effect of foreign currency translation	4	21
Net increase in cash and cash equivalents	5,312	208
Cash and cash equivalents at beginning of period	2,285	1,403

Cash and cash equivalents at end of period	$7,597	$1,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as of March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our Registration Statement on Form S-1 and final prospectus filed with the Securities and Exchange Commission on February 6, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire 2004 fiscal year which ends on December 31, 2004, or any other future period.

In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by GAAP. We believe that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary AlphaSmart Europe Limited, which was incorporated in the United Kingdom. All significant intercompany transactions and account balances between AlphaSmart, Inc. and AlphaSmart Europe Limited have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiary is the British Pound. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date and revenue and expense accounts are translated at the average exchange rate during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

Inventory

Inventory, which includes raw materials and finished goods, is stated at the lower of cost or market with cost being determined using the first in, first out (“FIFO”) method.

Inventory consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Finished goods	$2,799	$2,533
Raw materials	439	285

	$3,238	$2,818

Warranty Accrual

The Company’s products carry a limited warranty ranging from one to three years that includes repair services or replacement parts as needed. The Company accrues estimated expenses for warranty obligations at the time that products are shipped based on historical experience and the Company’s estimate of the level of future costs. The factors that affect the Company’s warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs are included in the accompanying condensed consolidated statements of operations under cost of revenue.

Changes in the Company’s estimated product warranty liability during the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Warranty accrual at beginning of period	$300	$294
Additions charged to cost of revenue during the period	80	229
Settlements made during the period	(48)	(112)

Warranty accrual at end of period	$332	$411

Revenue Recognition

Revenue is recognized when it is earned in accordance with applicable accounting standards, including Statement of Position No. 97-2, “Software Revenue Recognition,” as amended. We recognize revenue from the sale of our devices and software upon shipment to the customer, provided at the time of shipment there is persuasive evidence of an arrangement with the customer, the fee is fixed or determinable, collection of the receivable is reasonably assured, and there are no remaining unfulfilled obligations.

Revenue recognized is net of an estimated amount for the return of devices and software. We measure estimated future returns related to the current period by analyzing historical returns, current economic trends and changes in customer demand and acceptance of our devices and software.

We do not provide free updates to our devices or software, however we do provide limited customer support, which includes email and phone support as well as software bug fixes which can be downloaded from our website. We accrue for the costs associated with providing such customer support as part of cost of revenue at the time the revenue is recognized.

Software Development Costs

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technical feasibility of the product or enhancement has been established through the inclusion of a detailed program design. Capitalized development costs are amortized to cost of revenue over the estimated useful life of the product. The Company had $126,000 of capitalized software development costs and $0 of accumulated amortization included in property and equipment at March 31, 2004. There were no capitalized software development costs as of December 31, 2003.

Segment Reporting

The Financial Accounting Standards Board or “FASB” issued SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The method of determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer (“CEO”). The CEO reviews financial information for purposes of making operational decisions and assessing financial performance. This financial information is consistent with the information presented in the accompanying statements of operations. The Company operates in one segment, the education market.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (or “SFAS No. 148”), which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (or “SFAS No. 123”), to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have changed to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income as reported	$63	$483
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	6	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related taxes	(11)	(2)

Pro forma net income	$58	$481

Net income per share:
Basic:
As reported	$0.01	$0.09

Pro forma	$0.00	$0.09

Diluted:
As reported	$0.00	$0.04

Pro forma	$0.00	$0.04

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments, the impact of which has been excluded from net income and reflected as equity. The component of comprehensive income is reported on the Company’s consolidated statements of stockholders’ equity (deficit).

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income	$63	$483
Foreign currency translation gain	4	21

Comprehensive income	$67	$504

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB 51, which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January 31, 2003 and is effective for all VIEs created before February 1, 2003 that are Special Purpose Entities (SPEs) in the first reporting period ending after December 15, 2003 and for all other VIEs created before February 1, 2003 in the first reporting period ending after March 15, 2004. The Company believes there are no entities qualifying as VIEs, and the adoption of FIN 46-R to date has not had any effect on the Company’s financial position, cash flows or results of operations.

NOTE 3 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, common stock subject to repurchase and redeemable convertible preferred stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Numerator:
Net income	$63	$483

Denominator:
Weighted-average common stock outstanding	11,631	5,527
Less: Weighted-average shares subject to repurchase	(1)	(4)

Weighted-average shares used in computing basic net income per share	11,630	5,523
Effects of dilutive securities:
Common stock options and shares subject to repurchase	531	334
Convertible preferred stock	1,679	5,038

Total weighted-average number of shares used in computing diluted net income per share	13,840	10,895

Employee stock options to purchase approximately 487,000 shares with a weighted average price of $6.43 for the three months ended March 31, 2004 and 335,000 shares with a weighted average exercise price of $4.50 for the three months ended March 31, 2003, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 4 —MANDATORILY REDEEMABLE PREFERRED STOCK

During 1999, the Company authorized and issued 100,000 shares of mandatorily redeemable preferred stock at a price of $69.46 per share. In accordance with the terms of the Company’s certificate of incorporation, the Company, within 10 days of the closing of an initial public offering of the Company’s common stock, was obligated to redeem the outstanding shares for the redemption proceeds of $69.46 per share plus all accrued and unpaid dividends and such additional amount as was necessary to increase the aggregate redemption proceeds to $103.35 per share. Within 10 days of the closing of our initial public offering on February 11, 2004, all 100,000 shares of mandatorily redeemable preferred stock were redeemed for an aggregate amount of $10,335,000.

NOTE 5 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

Immediately prior to the closing of our initial public offering on February 11, 2004, all 5,037,744 shares of redeemable convertible preferred stock were converted to 5,037,744 shares of common stock pursuant to an automatic conversion election of holders of a majority of the then outstanding redeemable convertible preferred stock.

NOTE 6 — CONTINGENCIES AND COMMITMENTS

Claims

On November 20, 2003, one of our contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against us in United States District Court for the District of Utah, alleging that we breached our contract with Wolf and violated a U.S. federal anti-discrimination statute by no longer using Wolf for volume order manufacturing. Wolf is seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, we answered the complaint and denied Wolf’s allegations. The case is in its earliest stages. Discovery is in progress. On January 28, 2004, the court issued a scheduling order setting a trial date of February 7, 2005. We believe Wolf’s claims lack merit and that we have meritorious defenses to each claim. Accordingly, management does not believe it is probable that a loss will arise from this claim.

From time to time the Company is involved in litigation arising out of claims in the normal course of business. Based on the information presently available, including discussion with outside legal counsel, management believes that there are no claims or actions pending or threatened against the Company, the ultimate resolution of which will have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Commitments

The Company has entered into operating leases for its facilities with original terms ranging from one to five years. The Company has also entered into royalty agreements with rights to license software and technology used in its products with future minimum royalty payments. During the period, the Company extended the term of its licensing agreement with PalmSource, Inc. to December 2008. The future minimum lease payments under all noncancelable leases and sub-leases and minimum royalty payments having initial terms longer than one year at March 31, 2004 are as follows (in thousands):

	Minimum Lease Payments	Sub-Lease Income	Net Minimum Lease Payments	Minimum Royalty Payments
Years Ending December 31,

Remainder of 2004	$593	$(52)	$541	$2,841
2005	519	—	519	3,168
2006	173	—	173	1,508
2007	155	—	155	100
2008	39	—	39	25

	$1,479	$(52)	$1,427	$7,642

NOTE 7 — INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings including the effect of treating the nondeductible premium and interest expense on the mandatorily redeemable preferred stock as a discrete item in the quarter. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding expected net revenue cyclicality; net revenue trends toward increased Dana revenue, increased international revenue and increased direct sales revenue; further cost reductions on the Dana platform and the related effect on gross margin; increases in research and development expense, sales and marketing expense and general and administrative expense; our expectation of what will comprise other expense; expectations regarding effective tax rate for the remainder of 2004; expectations regarding our future capital and liquidity requirements; and the disclosure included in our future minimum lease and royalty table. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Form 10-Q and that are otherwise described from time to time in AlphaSmart’s filings with the Securities and Exchange Commission.

Overview

We provide technology solutions for the education market that are designed to reduce the cost and complexity of computing devices used in the classroom. Since the launch of the first AlphaSmart platform in 1993, we have sold low-cost, easy-to-use, portable computer companion products designed to enhance the student’s fundamental academic skills to the K-12 market in the United States and in more than ten countries. Our solutions are based upon our two hardware platforms—the AlphaSmart 3000 and Dana by AlphaSmart—incorporating a number of supporting product categories, including management tools and proprietary, licensed and third party software.

We began shipping our first generation product, called the AlphaSmart, in 1993. Our second-generation product, the AlphaSmart Pro, began shipping in 1995, followed by the AlphaSmart 2000 in 1997. Each of these products was a single purpose device designed to aid students in learning keyboarding and writing skills. In 2000, we introduced one of our current platforms, the AlphaSmart 3000, the first device that could be updated with additional proprietary, third party and licensed applications, which we call SmartApplets. In 2001, we added our management tools, which include administrative software, a mobile cart and a USB hub, which we call the AlphaHub. The AlphaHub enables teachers to configure a group of up to 30 AlphaSmart 3000s in the cart and to manage the devices from a single PC in the classroom. In 2001, we began selling SmartOption Bundles, which include up to 30 devices and related management tools. In October 2002, we began shipping our Palm OS-based platform, the Dana by AlphaSmart, directed at the higher grade levels in the K-12 market, while still continuing to ship the AlphaSmart 3000, which has been more successful at the lower grade levels. We began shipping the Dana Wireless in August 2003.

Net Revenue. Our net revenue is derived primarily from the sale of the AlphaSmart 3000 and Dana by AlphaSmart platforms, either on an individual device basis or as part of a bundle. We have sold our devices in over 7,500 of the approximately 15,000 U.S. school districts and, in the three months ended March 31, 2004 and 2003, more than 70% of our net revenue was from districts to which we had previously sold devices.

Because the U.S. K-12 budget cycle runs from July 1 through June 30 each year, our net revenue tends to be highest in the second calendar quarter of each year, as schools spend the remaining funds in the current year budget. We also generally see a slow down in spending in July and early August of each year, followed by an increase in late August and early September as the new school year commences. As a result, we typically expect our net revenue to be higher in the second and third calendar quarters of each year than in the first and fourth calendar quarters.

We sell to schools and school districts, both directly and through value-added resellers, or VARs, and through international distribution channels. Until June 30, 2003, we also sold through our catalog-based channel. Direct sales were 83% of our net revenue in the three months ended March 31, 2004 and 71% in the three months ended March 31, 2003. As of June 30, 2003, we discontinued our domestic catalog-based channel and added several new direct sales employees. In the international markets, which accounted for 15% of our net revenue in the three months ended March 31, 2004 and 14% of our net revenue in the three months ended March 31, 2003, we intend to continue to sell through our reseller channels as well as direct sales employees.

Cost of Revenue; Gross Margin. Cost of revenue consists of:

•	Cost of third party manufacturing, including amortization of our tooling costs;

•	Expense for our operations organization, which performs final configuration, testing, shipping and receiving, and a portion of the expense of our customer care center;

•	Third party royalties and license fees;

•	Estimated obsolete or slow-moving inventory costs; and

•	Estimated warranty costs.

We rely on third party manufacturers to manufacture our devices. Accordingly, a significant portion of our cost of revenue consists of payments to these third party manufacturers. We also provide a limited three-year warranty on the AlphaSmart 3000 platform and a limited one-year warranty on the Dana by AlphaSmart platform, and we estimate and record the cost of the warranty at the time of sale.

Our gross margin has been and will be affected by a variety of factors, including the mix and average selling price of our products, the cost of components and manufacturing labor, fluctuations in volume, competition, warranty and support costs, component shortages and the mix of distribution channels through which our products are sold. Our Dana platform, which we began shipping in October 2002, carries a higher average selling price and a lower gross margin percentage than our AlphaSmart 3000 platform.

Research and Development. Research and development expense consists primarily of salaries and related overhead expense for development and engineering personnel, fees paid to consultants and outside contractors, and prototype costs related to the design, development, testing and enhancement of the AlphaSmart platforms. We expense our research and development costs as they are incurred or capitalize them under SFAS No. 86 where appropriate.

Sales and Marketing. Sales and marketing expense consists primarily of salaries, commissions and related overhead expense for personnel engaged in marketing and sales and costs associated with promotional and other marketing activities.

General and Administrative. General and administrative expense consists primarily of salaries and related overhead expense for executive, finance, accounting, information technology and human resources personnel; accounting and legal fees; and other corporate expense.

Other Expense. Other expense relates primarily to interest payments on outstanding balances on our term loan and revolving line of credit with a bank, as well as accrued interest, and premium, under our mandatorily redeemable preferred stock. For further discussion regarding these obligations, you should read “Liquidity and Capital Resources.” We used a portion of the proceeds of our recent public offering to repay the term loan in its entirety and to fully redeem the mandatorily redeemable preferred stock, including accrued dividends and a redemption premium.

Provision for Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings including the effect of treating the nondeductible premium and interest expense on the mandatorily redeemable preferred stock as a discrete item in the quarter. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. Revenue is recognized when it is earned in accordance with applicable accounting standards, including Statement of Position No. 97-2, “Software Revenue Recognition,” as amended. We recognize revenue from the sale of our devices and software upon shipment to the customer, provided at the time of shipment there is persuasive evidence of an arrangement with the customer, the fee is fixed or determinable, collection of the receivable is reasonably assured and there are no remaining unfulfilled obligations.

Revenue recognized is net of an estimated amount for the return of devices and software. We measure estimated future returns related to the current period by analyzing historical returns, current economic trends and changes in customer demand and acceptance of our devices and software. The balance of our provision for sales returns was $45,000 as of March 31, 2004.

We do not provide free updates to our devices or software, however we do provide limited customer support through our customer care center in Red Bluff, California, which includes email and phone support as well as software bug fixes which can be downloaded from our website. We accrue for the costs associated with providing such customer support as a cost of revenue at the time the revenue is recognized.

Allowance for Doubtful Accounts. We assess collection risk based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize net revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. We also maintain allowances for doubtful accounts for estimated collection risk losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The balance of the allowance for doubtful accounts was $86,000 as of March 31, 2004.

Obsolete or Slow-Moving Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Reserve. We provide for the estimated cost of product warranties at the time net revenue is recognized. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The balance of the reserve for warranty obligations was $332,000 as of March 31, 2004.

Valuation Allowance for Deferred Tax Assets. We have not recorded a valuation allowance to reduce our deferred tax assets, as we believe those assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be not able to realize our deferred tax assets in the future in excess of our net recorded amount, a valuation allowance may be necessary and may decrease income in the period such a determination is made.

Results of Operations

The following table sets forth the percentage of consolidated net revenue represented by items in our condensed consolidated income statements for the periods presented:

	Three Months Ended
	March 31, 2004	March 31, 2003
Condensed Consolidated Statement of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	48.7	49.1

Gross margin	51.3	50.9

Operating expenses:
Research and development	7.0	9.2
Sales and marketing	21.0	17.0
General and administrative	11.1	11.9

Total operating expenses	39.1	38.1

Operating profit	12.2	12.8

Other expense, net	(7.1)	(3.1)

Profit before income taxes	5.1	9.7

Provision for income taxes	(4.4)	(3.9)

Net income	0.7%	5.8%

Three Months Ended March 31, 2004 and 2003

Net Revenue

Net revenue from the sale of our products increased by 5.9% to $8.8 million for the three months ended March 31, 2004, from $8.3 million for the three months ended March 31, 2003. This increase resulted primarily from a change in the mix of products shipped. While the total number of devices shipped in the quarter ended March 31, 2004 was substantially the same as the total number of devices shipped in the quarter ended March 31, 2003, the higher priced Dana devices accounted for 18% of device shipments in the quarter ended March 31, 2004 compared to 11% for the quarter ended March 31, 2003. U.S. sales accounted for 85% of our net revenue for the three months ended March 31, 2004 and 86% of our net revenue for the three months ended March 31, 2003. Net revenue from our direct sales channels accounted for 83% of our net revenue for the three months ended March 31, 2004 and 71% of our net revenue for the three months ended March 31, 2003. We expect the trends toward increased Dana revenue, increased international revenue and increased direct sales revenue to continue over the remainder of 2004.

Gross Margin

Gross margin was 51.3% for the three months ended March 31, 2004 compared to 50.9% for the three months ended March 31, 2003. This slight increase resulted primarily from negotiated reductions in the royalty costs associated with the Dana product. We expect to see further cost reductions on the Dana platform through the manufacturing process, but the effect of these cost reductions on our gross margin may be more than offset by the impact of increased revenue from the lower margin Dana products relative to the higher margin AlphaSmart 3000 products.

Research and Development

Research and development expense decreased 19.3% to $614,000 for the three months ended March 31, 2004, from $761,000 for the three months ended March 31, 2003. As a percentage of net revenue, research and development expenses decreased to 7.0% for the three months ended March 31, 2004 from 9.2% for the same period in 2003. The decrease was primarily a result of capitalized software development costs of $126,000 in the first quarter of 2004 for software to enhance current products. We expect research and development costs to increase in absolute dollars as we continue to invest in new product development over the remainder of 2004.

Sales and Marketing

Sales and marketing expense increased 30.8% to $1.9 million for the three months ended March 31, 2004, from $1.4 million for the three months ended March 31, 2003. As a percentage of net revenue, sales and marketing expenses increased to 21.0% for the three months ended March 31, 2004 from 17.0% for the same period in 2003. The increase included approximately $300,000 for headcount related costs and $100,000 for marketing programs. This reflected the further expansion of our direct sales force as well as some acceleration of our sales and marketing programs in the first quarter of 2004. We expect sales and marketing expense to increase marginally in absolute dollars over the remainder of 2004.

General and Administrative

General and administrative expense was $1.0 million for the three months ended March 31, 2004 and 2003. As a percentage of net revenue, general and administrative expenses decreased to 11.1% for the three months ended March 31, 2004 from 11.9% for the same period in 2003. Although general and administrative expenses were relatively flat year over year for the quarter, we expect these expenses to increase in absolute dollars as we incur additional costs related to our operation as a public company.

Other Expense, net

Other expense increased to $623,000 for the three months ended March 31, 2004 compared to $260,000 for the three months ended March 31, 2003, primarily reflecting $588,000 of premium and interest expense on the redemption of mandatorily redeemable preferred stock for the three months ended March 31, 2004 compared to $177,000 of interest expense for the same period in 2003. With the elimination of our mandatorily redeemable preferred stock and our term loan, we expect other expense to consist primarily of net interest income and expense for the remainder of 2004.

Provision for Income Taxes

We accrued income taxes at an effective tax rate of 86% for the three months ended March 31, 2004 and 40% for the three months ended March 31, 2003. The difference between the federal rate of 34% and the effective rate used is primarily due to state income taxes and the impact of treating the nondeductible premium and interest expense incurred on the redemption of the mandatorily redeemable preferred stock as a discrete item in the quarter, offset by research and development credits. For the three months ended March 31, 2004, the difference was also significantly impacted by nondeductible premium expense incurred on the redemption of the mandatorily redeemable preferred stock. We expect the effective tax rate to be 37% for the remainder of 2004.

Liquidity and Capital Resources

As of March 31, 2004, cash and cash equivalents totaled $7.6 million, compared to $2.3 million as of December 31, 2003. Cash equivalents are short-term, interest-bearing, investment-grade securities with original maturities of ninety days or less as of the date of purchase.

Net cash used in operating activities was $470,000 for the three months ended March 31, 2004 and consisted primarily of a net change in assets and liabilities of $1.2 million, partially offset by depreciation and amortization of $108,000 and premium and interest expense on mandatorily redeemable preferred stock of $588,000. The increase in accounts receivable of $1.1 million relates to increased shipments at quarter end, the increase in other current assets of $1.0 million relates primarily to prepaid royalties, the reduction in other assets of $1.5 million relates to costs netted against proceeds from our initial public offering, and the net reduction in accounts payable and accrued liabilities of $632,000 relates primarily to the payment of accrued public offering costs. For the three months ended March 31, 2003, net cash provided by operating activities was $1.2 million and consisted primarily of net income of $483,000 and a decrease in inventory of $605,000.

Net cash used in investing activities was $260,000 and $110,000 for the three months ended March 31, 2004 and 2003, respectively. For both periods the net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2004 and consisted of net proceeds from the sale of common stock in an initial public offering of $20.4 million, partially offset by the repayment of a loan facility of $4.0 million and the redemption of mandatorily redeemable preferred stock of $10.3 million. For the three months ended March 31, 2003, net cash used in financing activities was $863,000 and consisted primarily of repayments under a loan facility.

On February 11, 2004, we completed an initial public offering of 4.0 million shares of our common stock at a price of $6.00 per share. The offering provided net proceeds to us of $20.4 million, which is net of underwriters’ discounts and commissions of $1.7 million, and related legal, accounting, printing and other expenses totaling $1.9 million. We used $4.0 million of the proceeds to repay an outstanding term loan and $10.3 million to redeem 100,000 shares of mandatorily redeemable preferred stock. We have used and intend to continue to use the remaining net proceeds of the offering for working capital and general corporate purposes, including product research and development, marketing programs, further expansion of our sales force and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies. We currently have no binding agreements or commitments with respect to any such acquisition or investment. Pending these uses, we have invested the net proceeds of the offering in short-term, interest-bearing, investment-grade securities.

The Company currently has a revolving line of credit with a bank in the amount of $3.0 million, which expires on May 31, 2005. At March 31, 2004 the Company had $873,000 outstanding under this line of credit.

The future minimum lease payments under all noncancelable leases and sub-leases and minimum royalty payments having initial terms longer than one year at March 31, 2004 are as follows (in thousands):

	Minimum Lease Payments	Sub-Lease Income	Net Minimum Lease Payments	Minimum Royalty Payments
Years Ending December 31,

Remainder of 2004	$593	$(52)	$541	$2,841
2005	519	—	519	3,168
2006	173	—	173	1,508
2007	155	—	155	100
2008	39	—	39	25

	$1,479	$(52)	$1,427	$7,642

Our future liquidity and capital requirements will depend on numerous factors, including

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies; and

•	the continued availability of financing.

We believe that our cash and cash equivalents of $7.6 million as of March 31, 2004 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB 51, which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January 31, 2003 and is effective for all VIEs created before February 1, 2003 that are Special Purpose Entities (SPEs) in the first reporting period ending after December 15, 2003 and for all other VIEs created before February 1, 2003 in the first reporting period ending after March 15, 2004. The Company believes there are no entities qualifying as VIEs, and the adoption of FIN 46-R to date has not had any effect on the Company’s financial position, cash flows or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

If fewer teachers and administrators adopt educational technology solutions and embrace one-to-one computing than we expect, or if our current and future platforms do not obtain broad market acceptance for other reasons, we may be unable to sustain or increase our net revenue and our business and financial results could be adversely affected.

Our business depends on an increasing number of teachers and administrators adopting educational technology solutions and embracing the concept of one student to one computer, or one-to-one computing. There is the risk, however, that one-to-one computing may not produce the expected educational benefits or teachers and administrators may not recognize the benefits. As a result, fewer teachers and administrators may incorporate our platforms into their classrooms than we expect, which could result in our inability to increase or sustain our net revenue and materially adversely affect our business, financial condition and results of operations. Also, market acceptance of our platforms may be negatively influenced by a number of other factors, including:

•	A reluctance of teachers to adopt and use educational technology to supplement their customary teaching practices due to habit or the belief that the technology is too complicated or too difficult to adopt and manage; and

•	Resistance by parents based on the belief that children should not depend on technology as a substitute for the development of basic skills.

Furthermore, the K-12 educational technology market in which we compete is characterized by new product introductions and, to a lesser extent, technological changes. These trends may reduce sales of our existing platforms. Our success depends on our ability to respond to these trends by enhancing our existing platforms and developing and successfully introducing new platforms.

Our sales are primarily to educational institutions. A decline of investment in, or loss or reduction of government funding for, educational technology could result in our being unable to sustain or increase our net revenue, which would negatively affect our business and financial results.

Substantially all of our net revenue is derived from sales to educational institutions, individual teachers and their suppliers. We cannot assure you that educational institutions and/or individual teachers will continue to invest in technology-based platforms. Due to our dependence on educational institutions, the funding of which depends largely on government support, a substantial decrease in funding for educational technology would have a material adverse effect on our business, financial condition and results of operations. The sources of funding for our platforms depend heavily on local, state and federal political bodies and, as a result, education budgets may vary from year to year. In this regard, the economic downturn has created uncertainty regarding school budgets and, in some cases, actual reductions of school budgets. For example, California’s budget crisis in 2002 and 2003 resulted in reduced funding for education. Any significant reductions in education funding, particularly in states like California and Texas in which we have many customers, would likely result in reduced technology spending and materially adversely affect our financial results.

Unless we maintain a strong brand identity, develop the Dana by AlphaSmart brand and protect our brands, our business may not grow and our financial results may suffer.

We believe that building and enhancing the value of our brands is critical to attracting purchasers of our platforms. One of our strategies is to leverage the strength of our AlphaSmart brand. For example, in 2002 we introduced our Dana by AlphaSmart brand and may in the future introduce new brands. Our success in developing brand awareness will depend on our ability to provide educational technology that meets the needs of students, teachers and administrators. We cannot assure you that we will be successful in promoting our existing or new brands. We will need to increase spending on brand-building strategies, which include advertising, promotional programs and efforts by our sales force. Net revenue from these activities may not be sufficient to offset associated costs.

We seek to protect our brands, trademarks and logos through a variety of strategies, including domestic and foreign trademark registrations. However, we may be unable to stop third parties from adopting similar names, trademarks and logos, especially in international markets where intellectual property rights may be less protected or more difficult to enforce. In addition, it is possible that the brands, logos and trademarks we use may infringe on the rights of others or may be challenged as infringing, and we may have to devote time and money to defending such claims. For example, in November 2002 we received a letter from Dana Corporation, a global automotive supply company, alleging that our use of and application to register the trademark DANA BY ALPHASMART constituted infringement and dilution of its rights in its DANA trademark. We denied these allegations. In March 2003, Dana Corporation and its affiliate Dana Technology, Inc. commenced an adversary proceeding before the U.S. Patent and Trademark Office in opposition to our DANA BY ALPHASMART trademark application. This proceeding focused on our application to register the trademark, rather than our continued use. We subsequently withdrew our application to register this trademark and are relying on our common law rights.

Our platforms compete against PCs, which have greater functionality. If our customers and potential customers decide that the benefits of greater functionality outweigh our platforms’ advantages, we may suffer competitive losses and our business and our financial results would suffer.

Our competitors include sellers of desktop, laptop, tablet and notebook personal computers, or PCs, which typically have more functionality than our platforms. We also compete against providers of PC-based solutions referred to as mobile labs, which generally consist of carts containing thirty or fewer wirelessly networked laptops that can be wheeled from classroom to classroom. We believe our business depends, in part, on teachers and administrators preferring the lower total cost of ownership, greater durability and targeted functionality associated with our platforms to the greater functionality of PCs. We expect the price of PCs to continue to decrease, and their durability may increase or PC makers may develop technology that allows teachers to target the functionality of PCs in a classroom environment. As a result of these factors, customers or prospective customers may choose to purchase PCs instead of our platforms.

The failure of government sponsored education initiatives to endorse, or be complementary to, our platforms could adversely affect our ability to access some education technology markets.

Substantially all of our net revenue is derived from sales to educational institutions, individual educators and their suppliers, the funding of which depends largely on government support. A decrease in government sponsorship of education initiatives that endorse, or are complementary to, the principles and methodologies underlying and associated with our platforms, could result in a reduction of funding available to educational institutions to acquire our platforms. In the event of such reduction, we may be unable to increase or sustain our net revenue and our business, financial condition and results of operations would be adversely affected. For example, in 2003 the State of Michigan mandated that all seventh grade students have access to laptop computers. The state specifications for what constitutes a laptop computer include larger screen sizes and video and audio features that our platforms do not support. If other jurisdictions adopt similar policies, our ability to sell our platforms in these jurisdictions would be adversely affected.

Because our product offering is not diversified, a decrease in sales of our platforms may seriously harm our business.

Our two platforms, AlphaSmart 3000 and Dana by AlphaSmart, are in a narrow category of products, namely computing devices for use in the K-12 classroom. We do not offer a diversified product line or services, as some of our competitors do. Consequently, if sales of our platforms decline precipitously, our business would be seriously harmed, and it may be difficult for us to recover, because we do not have the breadth of products that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our platforms. In addition, because our technical know-how and intellectual property have limited application, we may be unable to leverage our technical know-how and intellectual property to diversify our product line or develop other products or sources of revenue outside our current niche market.

The success of our Dana by AlphaSmart platform depends substantially on PalmSource, our license from PalmSource and the success of the Palm OS operating system. If the Palm OS operating system is unsuccessful or if our relationship with PalmSource terminates, we would have to design-in or license an alternative operating system, which could take a long period of time and our net revenue, business and financial condition would be materially and adversely affected.

We currently license the Palm OS operating system from PalmSource for use in our Dana by AlphaSmart platform. The use of, and interoperability with, the Palm OS operating system is an important part of the Dana by AlphaSmart platform. As a result, the success of our Dana by AlphaSmart platform substantially depends on our relationship with PalmSource and the success of PalmSource and the Palm OS. If the Palm OS business is unsuccessful, or if PalmSource encounters financial or other difficulties that affect its operations or the popularity of the Palm OS, the success of our Dana by AlphaSmart platform would be adversely affected. Also, unless extended by mutual agreement, our license agreement with PalmSource will terminate in December 2008.

Our license with PalmSource also provides that PalmSource may allow us to examine or modify the source code to the Palm OS software. If an entity that develops, manufactures, markets and/or distributes handheld or mobile computing devices or related operating systems software acquires more than 20% of our outstanding stock or directly merges with us, we would be required to return any source code we may have and our right to examine or modify source code would terminate. If this license is terminated, or if PalmSource encounters financial or other difficulties that affect the Palm OS popularity, we may be required to license a substitute operating system, which could be less desirable, time consuming and more costly in terms of cash and other resources. Alternatively, we could develop our own operating system, but this would take considerable time, resources and expense, would likely divert our engineers’ attention from platform innovations and may not have the advantages of the Palm OS applications compatibility.

Shipments of our platforms could be delayed and our business may be seriously harmed if our suppliers, particularly our single source suppliers, do not satisfy our requirements and alternative sources are not available.

We rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on our forecasts. We do not, and our contract manufacturers do not, carry a significant inventory of these components. At various times, some of our platforms’ key components, including display components and flash memory, have been in short supply. Delays in our supply chain would harm our ability to deliver our platforms on a timely basis. The cost, quality and availability of components are essential to the successful production and timely sale of our platforms. If our suppliers are unable to meet our demand for these components, we will be required to work around these shortages, which may have a material adverse effect on our manufacturing costs and our business, financial condition and results of operations. Each of our platforms contain certain components, including the following, that have a single source supplier:

•	The display screens on our devices;

•	The wireless module kit in our Dana Wireless device;

•	Certain microprocessors in our devices; and

•	The USB chip in our Dana devices.

If any supplier of these components were unable or unwilling to meet our needs, qualifying new suppliers would likely be time-consuming and cause production delays.

We must maintain customer loyalty, or the net revenue we derive from repeat customers will decrease.

In the quarter ended March 31, 2004, more than 70% of our net revenue came from districts to which we had previously sold units. If our current and repeat customers decide to purchase technology other than ours, or if they decide to allocate funding away from educational technology, our net revenue would decline.

The loss of our senior management could have a material adverse effect on our business.

We depend on the continued service of our senior management. Our management team, Ketan D. Kothari, Manish D. Kothari, Joseph Barrus and James M. Walker, has a substantial role in our product development, our reputation and contacts with customers and third party developers and our business culture. We do not have employment agreements with any of these persons, and we have no current intention of entering into any such employment agreements. The loss of services of any of these persons could harm our business.

We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders.

We believe that our cash and cash equivalents of $7.6 million as of March 31, 2004 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through strategic relationships, we may be required to relinquish some rights to technologies or products, or grant licenses on terms that are not favorable to us. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

If our customers delay purchases to evaluate new products and platforms we may introduce in the future, our financial results could be adversely affected.

We intend to continue to introduce new products and platforms. In response to these introductions, our customers may delay purchases of our existing platforms and products, which could adversely affect our financial results.

We rely on third parties to help develop software applications for our platforms. If we fail to maintain and manage these relationships, if the third parties fail to perform satisfactorily or if we are unable to attract third party developers to our platforms, the attractiveness of our platforms could be adversely affected.

Unless teachers are offered a meaningful number of quality education-related applications, adoption of our platforms will be slower than anticipated and our financial results may be materially adversely affected. To augment our software development activities, we rely on third parties to help develop software applications for our platforms. For instance, we license technology included in our KeyWords SmartApplet from Renaissance Learning, Inc., and Don Johnston, Inc. developed the Co:Writer SmartApplet. We also intend to enter into additional third party relationships for the development of additional software applications for our platforms. We also outsource a portion of our internal software development function. Some of these third parties have limited operating histories and limited access to capital. Furthermore, we rely on these third parties to protect their intellectual property rights and to not infringe the rights of others. As a result, we have less control over software development and engineering processes, and associated intellectual property protection and infringement risks, than if we developed software internally. We rely on these third parties to deliver software or other technology that meet our specifications in a timely and cost-effective manner, and delays or cost overruns in software developments or intellectual property infringement claims could negatively affect customer relations and our competitive position.

We believe that software offerings are becoming an increasingly important component of our ability to access the K-12 classroom market. As a result, we believe we will become increasingly reliant on our ability to develop software solutions to complement our platforms or to enter into agreements with third parties with respect to such software solutions.

Loss of the right to use the one button send feature included in our AlphaSmart 3000 and Dana devices could adversely affect our business.

We license from a third party the right to use the one button send feature in our AlphaSmart 3000 and Dana devices. If we lose the right to use this technology, we would be required to either license alternative methods of delivering the functionality that is currently provided by the one button send feature or design around the patent. We could experience production delays while we attempt to secure suitable technology alternatives. Such delays could adversely affect our business. Also, if we are successful in obtaining technology alternatives, such technology may not be as effective as, and may be more costly than, the technology we currently use.

Our quarterly operating results are likely to fluctuate, which could cause us to miss expectations about these results and cause the trading price of our common stock to decline.

Our operating results are likely to fluctuate substantially from quarter to quarter for a variety of reasons, many of which are beyond our control. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Factors that are likely to cause our quarterly net revenue and operating results to fluctuate include those disclosed in these risk factors and others such as:

•	Our ability to introduce new or enhanced products and market acceptance of these products;

•	Changes in customer demand for our existing products, including changes relating to reductions in K-12 budgets for technology and the seasonality of K-12 spending;

•	Our ability to maintain our licensing relationships with third party developers;

•	Increases in operating expenses needed to adapt to changing business requirements;

•	Changes in the pricing policies of or the introduction of new products or product enhancements by us or our competitors;

•	Our product mix or geographic sales mix;

•	Operational disruptions, including a lack of availability of, or a significant cost increase, for our components and product delays;

•	Increases in product returns and reserves for doubtful accounts; and

•	Market conditions in the education market or the economy as a whole.

If our quarterly net revenue or operating results fall below the expectations of market analysts or investors, the market price of our stock could decline substantially.

Our quarterly results have fluctuated in the past due in part to school funding calendars, and these seasonal fluctuations make predicting our sequential quarterly results difficult.

Our sales are typically substantially higher in our second quarter, when districts use end of year funds, and in our third quarter, when districts use beginning of year funds. However, our financial results in 2001 and 2002 did not follow this seasonal pattern. We believe this resulted from economic issues related to the events of September 11, 2001 and uncertainty regarding school budgets in 2002. However, absent these or other external events or a downturn in our business for other reasons, we expect our operating results to reflect the seasonality described above. As a result of these fluctuations and other risks we have described in these risk factors, financial results for a quarter are not indicative of any subsequent quarter. This can make predicting our financial results difficult.

Our platforms compete with other solutions. If our customers and potential customers choose these other solutions, we may suffer competitive losses and our financial results would suffer.

In addition to competing with PC manufacturers, we also compete against sellers of other technology solutions, such as personal digital assistants, or PDAs, based on operating systems such as the Palm OS, Win CE or embedded Linux. Although PDAs generally have a smaller screen than our platforms and generally do not include integrated keyboards, they offer some of the same benefits to students, teachers and administrators as our platforms. For instance, PDAs generally have a lower initial cost and are more portable than PCs. As such, our customers or prospective customers may choose to purchase PDAs instead of our platforms. Also, companies that have competed with us have in the past attempted to replicate our technology and market it to the U.S. K-12 market. Although we believe these competitors currently have little or no market share, they have at times caused us to reduce our prices in order to obtain customer sales. This type of competition could in the future cause us to lower our prices in some markets, or any of such companies could emerge as more significant competitors. Furthermore, there are a number of significantly larger companies with which we do not currently compete that do not currently offer the same or similar technology solutions for the education market but that could, with limited barriers to entry, compete directly with us in the future.

We expect our competitors, including providers of PCs, to continue to reduce their prices; to improve the performance of their current platforms; and to introduce new platforms, services and technologies. Successful new platform introductions or enhancements by our competitors could reduce the sales and market acceptance of our platforms, cause intense price competition or make our platforms obsolete. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in preferences or requirements in the educational technology market or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their platforms than we do. To be competitive, we must continue to invest resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business.

If our third party manufacturers are unable to perform, or if we do not provide our manufacturers with accurate demand forecasts, we could experience production delays or increased expenditures, which could adversely affect our net revenue or our operating results.

We rely on third party manufacturers for a substantial portion of the procurement, production and testing of our platforms. Although we believe we could find alternate manufacturers, if these manufacturers are unable to perform their functions, we could experience disruptions in our operations and delays in our shipments. Furthermore, we must provide these manufacturers with accurate rolling demand forecasts. If our actual requirements exceed our forecasts, these manufacturers may be unable to manufacture our products in a timely manner to meet customer demand. If our forecasts are more than our actual requirements, we could be required to reimburse our manufacturers for their component purchases on our behalf if they are unable to use those components in our products.

Dana by AlphaSmart, our newest platform based on the Palm OS operating system, is targeted in part at the higher education market, a market in which we have little experience. Our lack of experience in the higher education market could adversely affect our ability to penetrate that market.

Historically, almost all of our net revenue has come from the K-12 market. We believe that our Dana by AlphaSmart platform, which we began shipping in October 2002, will be useful in other markets, such as higher education. We do not have the experience and customer contacts in the higher education market that we have in the K-12 market. As a result, we may be unable to market our Dana devices successfully to the higher education market or other markets in which they would otherwise be useful. Furthermore, we could incur costs related to our efforts to penetrate the higher education market that are not offset by related net revenue.

Failure to manage growth of our direct and indirect sales force effectively could increase costs that are not offset by increased net revenue, result in reduced net revenue and harm our operating results.

We intend to expand our international presence, market and sell our Dana devices in the higher education market and in selected vertical markets, such as journalism and healthcare, and continue to penetrate the U.S. K-12 markets. These strategies require us to manage our direct and indirect sales force teams effectively. Internationally, almost all of our historical sales have been conducted through resellers. To increase our international presence, we must enter into reseller agreements in our existing international markets and in the additional markets we enter or we must hire and train direct international sales employees in these markets. In the U.S. K-12 markets, we intend to hire additional direct sales employees within the next year. In hiring these employees, we need to select the proper markets in which to focus the new employees and assess the start-up costs associated with establishing a customer base and contacts in the selected markets. Also, as we increase our installed base and introduce new products, we will need to manage the training and staffing of our customer care center. For example, since introducing our Dana by AlphaSmart platform in October 2002, call volume at our customer care center has increased. If we do not manage these challenges effectively, we may be unable to capitalize on available opportunities or we may expend costs that are not justified by related net revenue.

Our sales cycle can be long and unpredictable, and this can lead to fluctuating financial results.

Most of our customers are public institutions, such as public school districts, that depend on public funding sources. These funding sources can be found from all levels of government through a wide variety of programs. Identifying the decision maker and a potential funding source is often time consuming. Larger orders, in particular, can take months or years to complete. Other variables also complicate the purchasing process, including the timing of disbursement of funds from funding sources and the person-to-person sales contact process. Sales may take much longer than anticipated, may fall outside the approved budget cycle and, therefore, may not occur due to the loss of funding. As a result of these factors, our sales cycle is unpredictable and typically lasts six to 18 months. This unpredictability could cause our net revenue and financial results to vary significantly from quarter to quarter.

The loss of key employees, or the inability to attract key employees, could limit our ability to develop new platforms and result in lost sales and diversion of management.

Our success depends in part on our ability to attract and retain qualified management, sales and marketing and engineering personnel. As we enter new markets, such as higher education, vertical markets and international markets, we will need to hire sales and other personnel with familiarity with these markets.

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or reduce our prices.

Our success depends to a significant degree on our ability to protect and preserve the proprietary aspects of our technology. However, we may be unable to prevent third parties from using our technology without our authorization. Although we have been issued patents in the United States and Europe, we do not currently rely on patents to protect our core intellectual property. To protect our intellectual property, we generally enter into confidentiality or license agreements with our employees, consultants and third party developers and control access to and limit distribution of our proprietary technology. However, these measures afford only limited protection and may be inadequate. Enforcing these or other rights we have related to our technology could be costly, time-consuming and distracting. Others may develop non-infringing technologies that are similar or superior to ours. If competitors are able to develop such technology, they may be able to market and sell products that compete with ours, and this competition could adversely affect our business.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

To date, we have generated substantially all of our net revenue from sales in the United States. In the quarter ended March 31, 2004, approximately 15% of our net revenue was generated from international sales. We intend to continue to expand our presence in such markets and enter additional international markets in the near future, and these expansion efforts will be subject to economic, political, regulatory, and other risks generally associated with international sales and operations. To the extent that our net revenue from international operations represents an increasing portion of our net revenue, we will be subject to increased exposure to international risks, including changes in a specific country’s or region’s political or economic conditions and difficulty in managing widespread sales and support operations.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and FASB has announced, proposals to change accounting principles generally accepted in the United States of America that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. In addition, FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against us and/or the market price of our common stock could decline.

Our business could be harmed by lawsuits that have been filed, or may in the future be filed, against PalmSource involving the Palm OS operating system.

Suits against PalmSource involving the Palm OS operating system, which we license from PalmSource, could adversely affect us. A disruption in PalmSource’s business because of these suits could disrupt our operations and result in higher costs to us. PalmSource is a defendant in several patent infringement lawsuits involving the Palm OS operating system. Although we are not a party to these cases, we could be adversely affected by a determination adverse to PalmSource as a result of market uncertainty or platform changes that could arise from such a determination.

We could become subject to litigation regarding intellectual property, which could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is particularly prevalent in the technology industry. In addition, in recent years, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may pursue litigation against us with respect to intellectual property-based claims, including any such claims related to use of our existing brands, trademarks and logos. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our platforms that could arise in the future, we could be required to obtain licenses to the infringing technology; begin using other brands, trademarks and logos; pay substantial damages under applicable law; cease the manufacture, use and sale of platforms found to be infringing; or expend significant resources to develop non-infringing technology. Our insurance may not cover potential claims or may not be adequate to indemnify us for damages we incur. Also, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.

We recently became a public company. Being a public company will most likely increase our administrative costs, which could result in lower net income, and make it more difficult for us to attract and retain key personnel.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, or SEC, has required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, The Nasdaq Stock Market revised its requirements for companies that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and/or costly. For example, partially in connection with becoming a public company; we have added additional independent directors, created several board committees, implemented additional internal controls and disclosure controls and procedures, retained a transfer agent, a bank note company, and a financial printer, adopted an insider trading policy and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Any errors or defects contained in our platforms, or our failure to comply with applicable safety standards could result in delayed shipments or rejection or recall of our platforms, damage to our reputation and expose us to regulatory or other legal action.

We have experienced, and in the future may experience, delays in releasing some of our platforms, and recalls of existing platforms, due to defects or errors in our platforms. For instance, in May 2003 we issued a recall on approximately 9,000 Dana devices as a result of a defect in the display screens that in some cases resulted in the backlight to the screen malfunctioning. Although the recall is complete, we cannot assure you that our platforms in the future will not contain other errors or defects that are discovered after commercial shipments have begun. Children could sustain injuries from our platforms, and we may be subject to claims or lawsuits resulting from such injuries. Any such injuries or recalls could result in the rejection of our platforms by our customers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents carried at cost and are deposited with financial institutions that approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2004, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving line of credit with a bank. At March 31, 2004, $873,000 was outstanding under our revolving line of credit. Amounts owed under our revolving line of credit accrue interest at a rate equal to a bank rate that was 4% per annum for the period from January 1, 2004 through March 31, 2004.

The risk associated with fluctuating interest expense is limited to these debt instruments, and we do not believe that a 10% change in the interest rate would have a significant impact on our interest expense.

Foreign Currency Risk

Although we pay salaries that are fixed in British pounds to our European employees, to date our exposure to foreign currency rate fluctuations has not been significant. Substantially all of our international sales are transacted in U.S. dollars. To date, we do not use derivative financial instruments for speculative trading purposes, nor do we hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer participated in the evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, and have concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2003, one of our contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against us in United States District Court for the District of Utah, alleging that we breached our contract with Wolf and violated a U.S. federal anti-discrimination statute by no longer using Wolf for volume order manufacturing. Wolf is seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, we answered the complaint and denied Wolf’s allegations. The case is in its earliest stages. Discovery is in progress. On January 28, 2004, the court issued a scheduling order setting a trial date of February 7, 2005. We believe Wolf’s claims lack merit and that we have meritorious defenses to each claim.

From time to time we are involved in litigation arising out of claims in the normal course of business. Based on the information presently available, including discussion with outside legal counsel, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds

On February 11, 2004, the Company completed an initial public offering of 4.0 million shares of its common stock at a price of $6.00 per share. The offering was made pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-109267) filed with the SEC on September 30, 2003, as amended October 15, 2003, November 7, 2003, December 31, 2003, January 12, 2004, January 20, 2004, January 23, 2004, January 30, 2004, February 3, 2004, February 4, 2004 and declared effective by the SEC on February 6, 2004. Jefferies & Company, Inc., William Blair & Company and Legg Mason Wood Walker, Inc. acted as managing underwriters in the offering.

The offering provided net proceeds to the Company of $20.4 million, which is net of underwriters’ discounts and commissions of $1.7 million, and related legal, accounting, printing and other expenses totaling $1.9 million. We used $4.0 million of the proceeds to repay an outstanding term loan and $10.3 million to redeem 100,000 shares of mandatorily redeemable preferred stock. We have used and intend to continue to use the remaining net proceeds of the offering for working capital and general corporate purposes, including product research and development, marketing programs, further expansion of our sales force and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies. We currently have no agreements or commitments with respect to any such acquisition or investment, and we are not involved in any negotiations with respect to any similar transaction. Pending these uses, we have invested the net proceeds of the offering in short-term, interest-bearing, investment-grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Description of Document
3.4(1)	Amended and Restated Certificate of Incorporation of the Company.

3.5(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of registrant’s specimen common stock certificate.

10.20†	Amendment No. 3 to software license agreement for Palm OS Software by and among PalmSource, Inc., PalmSource Overseas Limited (the successor in interest to Palm Platform Overseas Limited) and the registrant effective February 27, 2004.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-109267) originally filed with the Securities and Exchange Commission on September 30, 2003.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to such confidentiality request. The omitted portions have been filed separately with the Securities and Exchange Commission.

b. Reports on Form 8-K

On April 14, 2004, the Company furnished a report on form 8-K under Item 12 with the Securities and Exchange Commission, dated April 14, 2004, announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHASMART, INC.
(Registrant)

Date: May 13, 2004	By:	/s/ Ketan D. Kothari
Ketan D. Kothari
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 13, 2004	By:	/s/ James M. Walker
James M. Walker
Chief Financial Officer, Chief Operating Officer and Secretary
(Principal Financial and Accounting Officer)