Form 10-Q
period 2004-06-30
ALPHASMART INC
filed 2004-08-05
CIK 1264388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File No. 000-50570

ALPHASMART, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0298384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

973 University Avenue

Los Gatos, CA 95032

(408) 355-1000

(Address, including zip code, of principal executive offices,

telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of August 2, 2004, there were 14,723,970 shares of the Registrant’s Common Stock outstanding.

ALPHASMART, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

ALPHASMART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$7,746	$2,285
Accounts receivable, net	4,690	4,405
Inventory	5,090	2,818
Other current assets	2,533	1,470

Total current assets	20,059	10,978
Property and equipment, net	691	709
Other assets	1,663	2,005

Total assets	$22,413	$13,692

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings against line of credit	$873	$—
Accounts payable	3,679	1,892
Accrued liabilities	2,251	3,957
Income taxes payable	1,104	625
Borrowings under loan facility, current portion	—	2,680
Capital lease obligations, current portion	88	76

Total current liabilities	7,995	9,230
Borrowings against line of credit	—	873
Borrowings under loan facility, net of current portion	—	1,340
Capital lease obligations, net of current portion	71	106
Other long-term liabilities	28	60
Mandatorily redeemable preferred stock	—	9,747

Total liabilities	8,094	21,356

Redeemable convertible preferred stock	—	13,468

Stockholders’ equity (deficit):
Common stock	1	1
Additional paid-in capital	35,340	1,509
Unearned stock-based compensation	(172)	(191)
Retained earnings	15,101	13,509
Accumulated other comprehensive income	48	39
Distributions in excess of net book value	(35,999)	(35,999)

Total stockholders’ equity (deficit)	14,319	(21,132)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$22,413	$13,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenue	$11,075	$11,712	$19,861	$20,010
Cost of revenue	4,906	5,364	9,187	9,440

Gross margin	6,169	6,348	10,674	10,570

Operating expenses:
Research and development	633	884	1,247	1,645
Sales and marketing	1,850	1,481	3,696	2,892
General and administrative	1,256	1,038	2,233	2,024

Total operating expenses	3,739	3,403	7,176	6,561

Operating profit	2,430	2,945	3,498	4,009
Other expense, net	(2)	(278)	(625)	(538)

Profit before income taxes	2,428	2,667	2,873	3,471
Provision for income taxes	(899)	(1,067)	(1,281)	(1,388)

Net income	$1,529	$1,600	$1,592	$2,083

Net income per share:
Basic	$0.10	$0.29	$0.12	$0.38

Diluted	$0.10	$0.15	$0.11	$0.19

Shares used in computing per share amounts:
Basic	14,628	5,524	13,121	5,523

Diluted	15,123	10,885	14,494	10,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Distributions in Excess of Net Book Value	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	5,038	$13,468	5,600	$1	$1,509	$(191)	$13,509	$39	$(35,999)	$(21,132)
Exercise of common stock options	—	—	6	—	11	—	—	—	—	11
Conversion of redeemable convertible preferred stock	(5,038)	(13,468)	5,038	—	13,468	—	—	—	—	13,468
Net proceeds from initial public offering	—	—	4,000	—	20,352	—	—	—	—	20,352
Amortization of unearned stock-based compensation	—	—	—	—	—	19	—	—	—	19
Comprehensive income:
Net income		—	—	—	—	—	1,592	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	9	—
Total comprehensive income										1,601

Balance at June 30, 2004	—	$—	14,644	$1	$35,340	$(172)	$15,101	$48	$(35,999)	$14,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$1,592	$2,083
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Allowances for doubtful accounts and sales returns	96	89
Depreciation and amortization	212	227
Amortization of unearned stock-based compensation	19	—
Amortization of deferred financing fees	—	89
Accretion of interest on mandatorily redeemable preferred stock	73	357
Premium on mandatorily redeemable preferred stock	515	—
Change in operating assets and liabilities:
Accounts receivable	(381)	(1,150)
Inventory	(2,272)	(529)
Other current assets	(1,063)	(269)
Other assets	342	(8)
Accounts payable	1,787	1,011
Accrued liabilities	(1,706)	472
Income taxes payable	479	652
Other long-term liabilities	(32)	(75)

Net cash (used in) provided by operating activities	(339)	2,949

Cash flows from investing activities:
Purchases of property and equipment	(170)	(167)

Net cash used in investing activities	(170)	(167)

Cash flows from financing activities:
Proceeds from line of credit	—	873
Proceeds from loan facility	—	6,030
Repayment of line of credit	—	(1,000)
Repayment of loan facility	(4,020)	(7,375)
Payments under capital lease obligations	(47)	(32)
Proceeds from the exercise of common stock options	11	—
Redemption of mandatorily redeemable preferred stock	(10,335)	—
Net proceeds from sale of common stock in initial public offering	20,352	—

Net cash provided by (used in) financing activities	5,961	(1,504)

Effect of foreign currency translation	9	31
Net increase in cash and cash equivalents	5,461	1,309
Cash and cash equivalents at beginning of period	2,285	1,403

Cash and cash equivalents at end of period	$7,746	$2,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of June 30, 2004 and December 31, 2003, the statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our Registration Statement on Form S-1 and final prospectus filed with the Securities and Exchange Commission on February 6, 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire 2004 fiscal year which ends on December 31, 2004, or any other future period.

In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company believes that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates.

Inventory

Inventory, which includes raw materials and finished goods, is stated at the lower of cost or market with cost being determined using the first in, first out (“FIFO”) method.

Inventory consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Finished goods	$4,615	$2,533
Raw materials	475	285

	$5,090	$2,818

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

Changes in the Company’s estimated product warranty liability during the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Warranty accrual at beginning of period	$332	$411	$300	$294
Additions charged to cost of revenue during the period	5	44	85	273
Settlements made during the period	(42)	(45)	(90)	(157)

Warranty accrual at end of period	$295	$410	$295	$410

Revenue Recognition

Revenue is recognized when it is earned in accordance with applicable accounting standards, including Statement of Position No. 97-2, “Software Revenue Recognition,” as amended. The Company recognizes revenue from the sale of its devices and software upon shipment to the customer, provided at the time of shipment there is persuasive evidence of an arrangement with the customer, the fee is fixed or determinable, collection of the receivable is reasonably assured, and there are no remaining unfulfilled obligations.

Revenue recognized is net of an estimated amount for the return of devices and software. The Company measures estimated future returns related to the current period by analyzing historical returns, current economic trends and changes in customer demand and acceptance of its devices and software.

The Company does not provide free updates to its devices or software, however the Company does provide limited customer support, which includes email and phone support as well as software bug fixes which can be downloaded from its website. The Company accrues for the costs associated with providing such customer support as part of cost of revenue at the time the revenue is recognized.

Software Development Costs

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until technological feasibility of the product or enhancement has been established through the inclusion of a detailed program design. Capitalized development costs are amortized to cost of revenue over the estimated useful life of the product. The Company had $158,000 of capitalized software development costs included in other assets as of June 30, 2004 and there were no charges to amortization expense during the six months ended June 30, 2004. There were no capitalized software development costs as of December 31, 2003

Segment Reporting

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

Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have changed to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income as reported	$1,529	$1,600	$1,592	$2,083
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	11	—	17	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(32)	(3)	(43)	(5)

Pro forma net income	$1,508	$1,597	$1,566	$2,078

Net income per share:
Basic:
As reported	$0.10	$0.29	$0.12	$0.38

Pro forma	$0.10	$0.29	$0.12	$0.38

Diluted:
As reported	$0.10	$0.15	$0.11	$0.19

Pro forma	$0.10	$0.15	$0.11	$0.19

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments, the impact of which has been excluded from net income and reflected as equity. The component of comprehensive income is reported on the Company’s condensed consolidated statements of stockholders’ equity (deficit).

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$1,529	$1,600	$1,592	$2,083
Foreign currency translation gain	5	10	9	31

Comprehensive income	$1,534	$1,610	$1,601	$2,114

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

In April, 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The adoption of EITF Issue 03-6 did not have a material impact on the Company’s earnings per share calculation for the three and six months ended June 30, 2004.

NOTE 3 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, common stock subject to repurchase and redeemable convertible preferred stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows

(in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator:
Net income	$1,529	$1,600	$1,592	$2,083

Denominator:
Weighted-average common stock outstanding	14,644	5,526	13,137	5,526
Less: Weighted-average shares subject to repurchase	(16)	(2)	(16)	(3)

Weighted-average shares used in computing basic net income per share	14,628	5,524	13,121	5,523
Effects of dilutive securities:
Common stock options and shares subject to repurchase	495	323	533	329
Convertible preferred stock	—	5,038	840	5,038

Total weighted-average number of shares used in computing diluted net income per share	15,123	10,885	14,494	10,890

For the three and six months ended June 30, 2004, there were approximately 268,000 and 226,000 anti-dilutive weighted options, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. For the three and six months ended June 30, 2003, there were approximately 6,000 anti-dilutive weighted options which were excluded from the calculation of diluted weighted average shares outstanding. The exercise prices of these options were greater than the average market price of the common shares for the period.

NOTE 4 — BORROWINGS

The Company currently has a revolving line of credit with a bank in the amount of $3.0 million, which expires on May 31, 2005. At June 30, 2004 the Company had $873,000 outstanding under this line of credit.

NOTE 5 — MANDATORILY REDEEMABLE PREFERRED STOCK

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

NOTE 6 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

Immediately prior to the closing of our initial public offering on February 11, 2004, all 5,037,744 shares of redeemable convertible preferred stock were converted to 5,037,744 shares of common stock pursuant to an automatic conversion election of holders of a majority of the then outstanding redeemable convertible preferred stock.

NOTE 7 — CONTINGENCIES AND COMMITMENTS

Claims

On November 20, 2003, one of our contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against the Company in United States District Court for the District of Utah, alleging that the Company breached their contract with Wolf and violated a U.S. federal anti-discrimination statute by no longer using Wolf for volume order manufacturing. Wolf is seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, the Company answered the complaint and denied Wolf’s allegations. Discovery is in progress. On January 28, 2004, the court issued a scheduling order setting a trial date of February 7, 2005. The Company believes Wolf’s claims lack merit and that it has meritorious defenses to each claim. Accordingly, management does not believe it is probable that a loss will arise from this claim.

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

Commitments

The Company has entered into operating leases for its facilities with original terms ranging from one to five years. The Company has also entered into royalty agreements with rights to license software and technology used in its products with future minimum royalty payments. In February 2004, the Company extended the term of its licensing agreement with PalmSource, Inc. to December 2008. At June 30, 2004, the future minimum lease payments under all noncancelable leases and sub-leases and minimum royalty payments having initial terms longer than one year are as follows (in thousands):

	Minimum Lease Payments	Sub-Lease Income	Net Minimum Lease Payments	Minimum Royalty Payments
Years Ending December 31,

Remainder of 2004	$365	$(26)	$339	$1,901
2005	524	—	524	3,167
2006	181	—	181	1,508
2007	155	—	155	100
2008	39	—	39	25

	$1,264	$(26)	$1,238	$6,701

NOTE 8 — INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings including the effect of treating the nondeductible premium and interest expense on the mandatorily redeemable preferred stock totaling $588,000 as a discrete item in the first quarter. The Company has recorded an effective tax rate of 37% for the second quarter and expects to record a tax provision of 37% for the third and fourth quarters to arrive at an annual effective tax rate of 40% for fiscal year 2004. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our plan to ship Neo by AlphaSmart in the third quarter of 2004; expected seasonality of our net revenue; our intentions regarding international sales channels; our expectations regarding further delays or cancellations of orders for our platforms; our expectation that the trend toward increased international revenue and increased direct sales revenue will continue; our expectation regarding gross margin trends and inventory reductions; our expectation regarding research and development expense, sales and marketing expense, general and administrative expense, other expense and our effective tax rate; our expectations regarding use of the remaining net proceeds of our initial public offering; expectations regarding our future capital and liquidity requirements; and the disclosure included in our future minimum lease and royalty payment table. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Form 10-Q and that are otherwise described from time to time in AlphaSmart’s filings with the Securities and Exchange Commission.

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

We began shipping our first generation product, called the AlphaSmart, in 1993. Our second-generation product, the AlphaSmart Pro, began shipping in 1995, followed by the AlphaSmart 2000 in 1997. Each of these products was a single purpose device designed to aid students in learning keyboarding and writing skills. In 2000, we introduced one of our current platforms, the AlphaSmart 3000, the first device that could be updated with additional proprietary, third party and licensed applications, which we call SmartApplets. In 2001, we added our management tools, which include administrative software, a mobile cart and a USB hub, which we call the AlphaHub. The AlphaHub enables teachers to configure a group of up to 30 AlphaSmart 3000s in the cart and to manage the devices from a single PC in the classroom. In 2001, we began selling SmartOption Bundles, which include up to 30 devices and related management tools. In October 2002, we began shipping our Palm OS-based platform, the Dana by AlphaSmart, directed at the higher grade levels in the K-12 market, while still continuing to ship the AlphaSmart 3000, which has been more successful at the lower grade levels. We began shipping the Dana Wireless in August 2003 and plan on shipping our newest product, Neo by AlphaSmart, in the third quarter of 2004.

Net Revenue. Our net revenue is derived primarily from the sale of the AlphaSmart 3000 and Dana by AlphaSmart platforms, either on an individual device basis or as part of a bundle. We have sold our devices in over 8,000 of the approximately 15,000 U.S. school districts and, in the three and six months ended June 30, 2004 and 2003, more than 70% of our net revenue was from districts to which we had previously sold devices.

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

We sell to schools and school districts, both directly and through value-added resellers, or VARs, and through international distribution channels. Until June 30, 2003, we also sold through our catalog-based channel. Direct sales were 87% of our net revenue in the three months ended June 30, 2004 and 82% in the three months ended June 30, 2003. Direct sales were 85% of our net revenue in the six months ended June 30, 2004 and 77% in the six months ended June 30, 2003. As of June 30, 2003, we discontinued our domestic catalog-based channel and added several new direct sales employees. International sales were 9% of our net revenue in the three months ended June 30, 2004 and 6% in the three months ended June 30, 2003. International sales were 12% of our net revenue in the six months ended June 30, 2004 and 10% in the six months ended June 30, 2003. In the international markets we intend to continue to sell through our reseller channels as well as direct sales employees.

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

A third party manufacturer manufactures our devices. Accordingly, a significant portion of our cost of revenue consists of payments to a third party manufacturer. We also provide a limited three-year warranty on the AlphaSmart 3000 platform and a limited one-year warranty on the Dana by AlphaSmart platform, and we estimate and record the cost of the warranty at the time of sale.

Our gross margin has been and will be affected by a variety of factors, including the mix and average selling price of our products, the cost of components and manufacturing labor, the cost of third party software, fluctuations in volume, competition, warranty and support costs, component shortages and the mix of distribution channels through which our products are sold. Our Dana platform, which we began shipping in October 2002, carries a higher average selling price and a lower gross margin percentage than our AlphaSmart 3000 platform.

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

Other Expense. Other expense relates primarily to interest payments on outstanding balances on our term loan and revolving line of credit with a bank, as well as interest accretion, and premium, under our mandatorily redeemable preferred stock. For further discussion regarding these obligations, you should read “Liquidity and Capital Resources.” We used a portion of the proceeds of our recent public offering to repay the term loan in its entirety and to fully redeem the mandatorily redeemable preferred stock, including accrued dividends and a redemption premium.

Provision for Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings including the effect of treating the nondeductible premium and interest expense on the mandatorily redeemable preferred stock as a discrete item in the first quarter. The Company has recorded an effective tax rate of 37% for the second quarter and expects to record a tax provision of 37% for the third and fourth quarters to arrive at an annual effective tax rate of 40% for fiscal year 2004. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

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

Revenue recognized is net of an estimated amount for the return of devices and software. We measure estimated future returns related to the current period by analyzing historical returns, current economic trends and changes in customer demand and acceptance of our devices and software. The balance of our provision for sales returns was $62,000 as of June 30, 2004.

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

Allowance for Doubtful Accounts. We assess collection risk based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize net revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. We also maintain allowances for doubtful accounts for estimated collection risk losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The balance of the allowance for doubtful accounts was $80,000 as of June 30, 2004.

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

Warranty Accrual. We provide for the estimated cost of product warranties at the time net revenue is recognized. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The balance of the reserve for warranty obligations was $295,000 as of June 30, 2004.

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

Results of Operations

The following table sets forth the percentage of consolidated net revenue represented by items in our condensed consolidated income statements for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Condensed Consolidated Statement of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.3	45.8	46.3	47.2

Gross margin	55.7	54.2	53.7	52.8

Operating expenses:
Research and development	5.7	7.5	6.3	8.2
Sales and marketing	16.7	12.6	18.6	14.5
General and administrative	11.4	8.9	11.2	10.1

Total operating expenses	33.8	29.0	36.1	32.8

Operating profit	21.9	25.2	17.6	20.0
Other expense, net	—	(2.4)	(3.2)	(2.7)

Profit before income taxes	21.9	22.8	14.4	17.3
Provision for income taxes	(8.1)	(9.1)	(6.4)	(6.9)

Net income	13.8%	13.7%	8.0%	10.4%

Three and Six Months Ended June 30, 2004 and 2003

Net Revenue

Net revenue from the sale of our products decreased by 5.4% to $11.1 million for the three months ended June 30, 2004, from $11.7 million for the three months ended June 30, 2003. Net revenue from the sale of our products decreased by 0.7% to $19.9 million for the six months ended June 30, 2004, from $20.0 million for the six months ended June 30, 2003. We believe the decrease in net revenue was primarily a result of approximately $1.0 million to $1.5 million of federally funded orders being delayed as a result of administrative issues, as well as the announcement of our Neo product that may have delayed the purchasing of existing products. The possibility of further delays or cancellations of these anticipated purchases is affecting our visibility, and we expect a portion of the delayed orders will not be additive to our net revenue in the remainder of 2004. For the six months ended June 30, 2004 Dana shipments accounted for approximately 27% of net revenue compared to 22% for the six months ended June 30, 2003. International sales accounted for 12% of our net revenue for the six months ended June 30, 2004 compared to 10% for the same period last year. Direct sales channels accounted for 85% of our net revenue for the six months ended June 30, 2004 compared to 77% for the same period last year. We expect the trends toward increased international revenue and increased direct sales revenue to continue over the remainder of 2004.

Gross Margin

Gross margin was 55.7% for the three months ended June 30, 2004 compared to 54.2% for the three months ended June 30, 2003. Gross margin was 53.7% for the six months ended June 30, 2004 compared to 52.8% for the six months ended June 30, 2003. The increase in gross margin was primarily a result of higher selling prices for both the Dana products and the AlphaSmart 3000 products as well as a reduction in manufacturing costs. We expect margins to trend toward historical levels for the balance of the year with the anticipation of continued revenue growth in the lower margin Dana products as well as a slow-down in manufacturing volume as we expect to reduce inventories as we approach the traditionally slower fourth quarter.

Research and Development

Research and development expense decreased 28.4% to $633,000 for the three months ended June 30, 2004, from $884,000 for the three months ended June 30, 2003. The decrease was primarily a result of a reduction in salary expense of $123,000 due to turnover and a reduction in bonuses of $98,000. Research and development expense decreased 24.2% to $1.2 million for the six months ended June 30, 2004, from $1.6 million for the six months ended June 30, 2003. The decrease was primarily a result of a reduction in salary expense of $156,000, a reduction in bonuses of $130,000 and capitalized software cost in 2004 of $158,000. As a percentage of net revenue, research and development expense decreased to 5.7% for the three months ended June 30, 2004 from 7.5% for the same period in 2003. As a percentage of net revenue, research and development expense decreased to 6.3% for the six months ended June 30, 2004 from 8.2% for the same period in 2003. We expect research and development expense to increase in absolute dollars as we continue to invest in new product development over the remainder of 2004.

Sales and Marketing

Sales and marketing expense increased 24.9% to $1.9 million for the three months ended June 30, 2004, from $1.5 million for the three months ended June 30, 2003. The increase included approximately $275,000 for headcount related costs and $71,000 for marketing programs. Sales and marketing expense increased 27.8% to $3.7 million for the six months ended June 30, 2004, from $2.9 million for the six months ended June 30, 2003. The increase included approximately $632,000 for headcount related costs and $145,000 for marketing programs. The increase reflected the further expansion of our direct sales force as well as some acceleration of our sales and marketing programs in the first quarter of 2004. As a percentage of net revenue, sales and marketing expense increased to 16.7% for the three months ended June 30, 2004 from 12.6% for the same period in 2003. As a percentage of net revenue, sales and marketing expense increased to 18.6% for the six months ended June 30, 2004 from 14.5% for the same period in 2003. We expect sales and marketing expense, compared to the first six months of 2004, to remain relatively flat in absolute dollars over the remainder of 2004.

General and Administrative

General and administrative expense increased 21.0% to $1.3 million for the three months ended June 30, 2004, from $1.0 million for the three months ended June 30, 2003. General and administrative expense increased 10.3% to $2.2 million for the six months ended June 30, 2004, from $2.0 million for the six months ended June 30, 2003. The increased general and administrative expense primarily reflected additional headcount and professional service costs required to operate as a public company. As a percentage of net revenue, general and administrative expense increased to 11.4% for the three months ended June 30, 2004 from 8.9% for the same period in 2003. As a percentage of net revenue, general and administrative expense increased to 11.2% for the six months ended June 30, 2004 from 10.1% for the same period in 2003. We expect general and administrative expense, compared to the first six months of 2004, to remain relatively flat in absolute dollars over the remainder of 2004.

Other Expense, net

Other expense decreased to $2,000 for the three months ended June 30, 2004 compared to $278,000 for the three months ended June 30, 2003. The reduction was due mainly to the elimination of interest accretion on our mandatorily redeemable preferred stock which was redeemed with a portion of the proceeds from our initial public offering. Other expense increased to $625,000 for the six months ended June 30, 2004 compared to $538,000 for the six months ended June 30, 2003. The increase was due to a premium of $515,000 paid on the redemption of our mandatorily redeemable preferred stock offset by lower interest costs due to the redemption of our mandatorily redeemable preferred stock and elimination of our long-term debt with a portion of the proceeds from our initial public offering. With the elimination of our mandatorily redeemable preferred stock and our term loan, we expect other expense to consist primarily of net interest income and expense for the remainder of 2004.

Provision for Income Taxes

We accrued income taxes at an effective tax rate of 37% for the three months ended June 30, 2004 and 40% for the three months ended June 30, 2003. We accrued income taxes at an effective tax rate of 45% for the six months ended June 30, 2004 and 40% for the six months ended June 30, 2003. The difference between the federal rate of 34% and the effective rate used is primarily due to state income taxes and the impact of treating the nondeductible premium and interest expense incurred on the redemption of the mandatorily redeemable preferred stock totaling $588,000 as a discrete item during the first quarter, offset by research and development credits. For the six months ended June 30, 2004, the difference was significantly impacted by nondeductible premium expense incurred on the redemption of the mandatorily redeemable preferred stock. We expect the effective tax rate to be 37% for the remainder of 2004.

Liquidity and Capital Resources

As of June 30, 2004, cash and cash equivalents totaled $7.7 million, compared to $2.3 million as of December 31, 2003. Cash equivalents are short-term, interest-bearing, investment-grade securities with original or remaining maturities of ninety days or less as of the date of purchase.

Net cash used in operating activities was $339,000 for the six months ended June 30, 2004 and consisted primarily of a net change in assets and liabilities of $2.8 million, partially offset by net income of $1.6 million, depreciation and amortization of $212,000 and premium and interest expense on mandatorily redeemable preferred stock of $588,000. The increase in inventory of $2.3 million related primarily to a shortfall in our revenue compared to our forecast and inventory growth relating to our seasonally high revenue period. The increase in other current assets of $1.1 million related primarily to prepaid royalties, the increase in accounts payable of $1.8 million was primarily a result of our inventory increase and the reduction in accrued liabilities of $1.7 million primarily reflected the payment of our accrued public offering costs. For the six months ended June 30, 2003, net cash provided by operating activities was $2.9 million and consisted primarily of net income of $2.1 million, depreciation and amortization of $227,000, interest on mandatorily redeemable preferred stock of $357,000 and a net change in assets and liabilities of $104,000.

Net cash used in investing activities was $170,000 and $167,000 for the six months ended June 30, 2004 and 2003, respectively. For both periods the net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $6.0 million for the six months ended June 30, 2004 and consisted of net proceeds from the sale of common stock in an initial public offering of $20.4 million, partially offset by the repayment of a loan facility of $4.0 million and the redemption of mandatorily redeemable preferred stock of $10.3 million. For the six months ended June 30, 2003, net cash used in financing activities was $1.5 million and consisted primarily of repayments under a loan facility.

On February 11, 2004, we completed an initial public offering of 4.0 million shares of our common stock at a price of $6.00 per share. The offering provided net proceeds to us of $20.4 million, which is net of underwriters’ discounts and commissions of $1.7 million, and related legal, accounting, printing and other expenses totaling $1.9 million. We used $4.0 million of the proceeds to repay an outstanding term loan and $10.3 million to redeem 100,000 shares of mandatorily redeemable preferred stock. We have used and intend to continue to use the remaining net proceeds of the offering for working capital and general corporate purposes, including product research and development, marketing programs, further development of our sales force and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies. Pending these uses, we have invested the net proceeds of the offering in short-term, interest-bearing, investment-grade securities.

The Company currently has a revolving line of credit with a bank in the amount of $3.0 million, which expires on May 31, 2005. At June 30, 2004 the Company had $873,000 outstanding under this line of credit.

At June 30, 2004, the future minimum lease payments under all noncancelable leases and sub-leases and minimum royalty payments having initial terms longer than one year are as follows (in thousands):

	Minimum Lease Payments	Sub-Lease Income	Net Minimum Lease Payments	Minimum Royalty Payments
Years Ending December 31,

Remainder of 2004	$365	$(26)	$339	$1,901
2005	524	—	524	3,167
2006	181	—	181	1,508
2007	155	—	155	100
2008	39	—	39	25

	$1,264	$(26)	$1,238	$6,701

Our future liquidity and capital requirements will depend on numerous factors, including

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies; and

•	the continued availability of financing.

We believe that our cash and cash equivalents of $7.7 million as of June 30, 2004 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

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

In April, 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The adoption of EITF Issue 03-6 did not have a material impact on the Company’s earnings per share calculation for the three and six months ended June 30, 2004.

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

Substantially all of our net revenue is derived from sales to educational institutions, individual teachers and their suppliers. We cannot assure you that educational institutions and/or individual teachers will continue to invest in technology-based platforms. Due to our dependence on educational institutions, the funding of which depends largely on government support, a substantial decrease in funding for educational technology would have a material adverse effect on our business, financial condition and results of operations. The sources of funding for our platforms depend heavily on local, state and federal political bodies and, as a result, education budgets may vary from year to year. In this regard, past economic downturns have created uncertainty regarding school budgets and, in some cases, actual reductions of school budgets. For example, California’s budget crisis in 2002 and 2003 resulted in reduced funding for education. Any significant reductions in education funding, particularly in states like California and Texas in which we have many customers, would likely result in reduced technology spending and materially adversely affect our financial results.

Unless we maintain a strong brand identity, develop the Dana by AlphaSmart brand and protect our brands, our business may not grow and our financial results may suffer.

We believe that building and enhancing the value of our brands is critical to attracting purchasers of our platforms. One of our strategies is to leverage the strength of our AlphaSmart brand. For example, in 2002 we introduced our Dana by AlphaSmart brand, in 2004 we introduced our Neo by AlphaSmart brand, and in the future we may introduce new brands. Our success in developing brand awareness will depend on our ability to provide educational technology that meets the needs of students, teachers and administrators. We cannot assure you that we will be successful in promoting our existing or new brands. We will need to increase spending on brand-building strategies, which include advertising, promotional programs and efforts by our sales force. Net revenue from these activities may not be sufficient to offset associated costs.

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

We rely on our suppliers to deliver necessary components to our contract manufacturer in a timely manner based on our forecasts. We do not, and our contract manufacturer does not, carry a significant inventory of these components. At various times, some of our platforms’ key components, including display components and flash memory, have been in short supply. Delays in our supply chain would harm our ability to deliver our platforms on a timely basis. The cost, quality and availability of components are essential to the successful production and timely sale of our platforms. If our suppliers are unable to meet our demand for these components, we will be required to work around these shortages, which may have a material adverse effect on our manufacturing costs and our business, financial condition and results of operations. Each of our platforms contain certain components, including the following, that have a single source supplier:

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

In the quarter ended June 30, 2004, more than 70% of our net revenue came from districts to which we had previously sold units. If our current and repeat customers decide to purchase technology other than ours, or if they decide to allocate funding away from educational technology, our net revenue would decline.

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

We believe that our cash and cash equivalents of $7.7 million as of June 30, 2004 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through strategic relationships, we may be required to relinquish some rights to technologies or products, or grant licenses on terms that are not favorable to us. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

If our customers delay purchases to evaluate new products and platforms we may introduce in the future, our financial results could be adversely affected.

We intend to continue to introduce new products and platforms. In response to these introductions, our customers may delay purchases of our existing platforms and products, which could adversely affect our financial results. For example, we believe that the introduction of Neo in the second quarter of 2004 may have adversely affected net revenue during that period as a result of school districts delaying their purchasing decision to evaluate the Neo product.

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

We believe that software offerings are becoming an increasingly important component of our ability to access the K-12 classroom market. As a result, we believe we will need to provide more comprehensive educational solutions in order to be competitive. Accordingly, we will need to develop software solutions internally to complement our platforms or enter into additional agreements with third parties with respect to such software solutions.

Loss of the right to use the one button send feature included in our AlphaSmart 3000, Neo and Dana devices could adversely affect our business.

We license from a third party the right to use the one button send feature in our AlphaSmart 3000, Neo and Dana devices. If we lose the right to use this technology, we would be required to either license alternative methods of delivering the functionality that is currently provided by the one button send feature or design around the patent. We could experience production delays while we attempt to secure suitable technology alternatives. Such delays could adversely affect our business. Also, if we are successful in obtaining technology alternatives, such technology may not be as effective as, and may be more costly than, the technology we currently use.

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

Our operating results are likely to fluctuate substantially from quarter to quarter for a variety of reasons, many of which are beyond our control. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Factors that are likely to cause our quarterly net revenue and operating results to fluctuate include those disclosed in these risk factors and others such as:

•	Our ability to introduce new or enhanced products and market acceptance of these products;

•	Changes in customer demand for our existing products, including changes relating to reductions in K-12 budgets for technology and the seasonality of K-12 spending;

•	Delays in placing purchase orders while evaluating new product offerings;

•	Extended lead time in placing purchase orders due to internal decision making processes at school districts;

•	Our ability to maintain our licensing relationships with third party developers;

•	Increases in operating expenses needed to adapt to changing business requirements;

•	Changes in the pricing policies of or the introduction of new products or product enhancements by us or our competitors;

•	Our product mix or geographic sales mix;

•	Operational disruptions, including a lack of availability of, or a significant cost increase, for our components and product delays;

•	Increases in product returns and reserves for doubtful accounts; and

•	Market conditions in the education market or the economy as a whole.

If our quarterly net revenue or operating results fall below the expectations of market analysts or investors, the market price of our stock could decline substantially. For instance, in the second quarter of 2004 we failed to meet analyst’s expectations for our financial results, and our stock price declined.

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

Dana by AlphaSmart, our platform based on the Palm OS operating system, is targeted in part at the higher education market, a market in which we have little experience. Our lack of experience in the higher education market could adversely affect our ability to penetrate that market.

Historically, almost all of our net revenue has come from the K-12 market. We believe that our Dana by AlphaSmart platform, which we began shipping in October 2002, will be useful in other markets, such as higher education. However, we have not yet been successful selling Dana by AlphaSmart to the higher education market in significant quantities. We do not have the experience and customer contacts in the higher education market that we have in the K-12 market. As a result, we may be unable to market our Dana devices successfully to the higher education market or other markets in which they would otherwise be useful. Furthermore, we could incur costs related to our efforts to penetrate the higher education market that are not offset by related net revenue.

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

To date, we have generated substantially all of our net revenue from sales in the United States. In the six months ended June 30, 2004, approximately 12% of our net revenue was generated from international sales. We intend to continue to expand our presence in such markets and enter additional international markets in the near future, and these expansion efforts will be subject to economic, political, regulatory, and other risks generally associated with international sales and operations. To the extent that our net revenue from international operations represents an increasing portion of our net revenue, we will be subject to increased exposure to international risks, including changes in a specific country’s or region’s political or economic conditions and difficulty in managing widespread sales and support operations.

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

We became a public company in February 2004. As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, or SEC, has required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, The Nasdaq Stock Market revised its requirements for companies that are Nasdaq-listed. These new rules and regulations have increased our legal and financial compliance costs and made some activities more time consuming and/or costly. For example, partially in connection with becoming a public company we have added additional independent directors, created several board committees, implemented additional internal controls and disclosure controls and procedures, retained a transfer agent, a bank note company, and a financial printer, adopted an insider trading policy and have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents carried at cost and are deposited with financial institutions that approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving line of credit with a bank. At June 30, 2004, $873,000 was outstanding under our revolving line of credit. Amounts owed under our revolving line of credit accrue interest at a rate equal to a bank rate that was 2.7% per annum at June 30, 2004.

The risk associated with fluctuating interest expense is limited to these debt instruments, and we do not believe that a 10% change in the interest rate would have a significant impact on our interest expense.

Foreign Currency Risk

Although we pay salaries that are fixed in British pounds to our European employees, to date, our exposure to foreign currency rate fluctuations has not been significant. Substantially all of our international sales are transacted in U.S. dollars. To date, we do not use derivative financial instruments for speculative trading purposes, nor do we hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2003, one of our contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against the Company in United States District Court for the District of Utah, alleging that the Company breached their contract with Wolf and violated a U.S. federal anti-discrimination statute by no longer using Wolf for volume order manufacturing. Wolf is seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, the Company answered the complaint and denied Wolf’s allegations. Discovery is in progress. On January 28, 2004, the court issued a scheduling order setting a trial date of February 7, 2005. The Company believes Wolf’s claims lack merit and that it has meritorious defenses to each claim.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Description of Document

3.4(1)	Amended and Restated Certificate of Incorporation of the Company.

3.5(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of registrant’s specimen common stock certificate.

10.3	2003 Stock Plan (as amended, April 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-109267) originally filed with the Securities and Exchange Commission on September 30, 2003.

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

ALPHASMART, INC. (Registrant)

Date: August 4, 2004	By:	/s/ Ketan D. Kothari
Ketan D. Kothari Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 4, 2004	By:	/s/ James M. Walker
James M. Walker Chief Financial Officer, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)