Form 10-Q
period 2004-09-30
ALPHASMART INC
filed 2004-11-10
CIK 1264388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

As of November 8, 2004, there were 14,809,709 shares of the Registrant’s Common Stock outstanding.

ALPHASMART, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

ALPHASMART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,460	$2,285
Accounts receivable, net	5,652	4,405
Inventory	4,708	2,818
Other current assets	2,252	1,470

Total current assets	17,072	10,978

Property and equipment, net	626	709
Other assets	2,767	2,005

Total assets	$20,465	$13,692

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,887	$1,892
Accrued liabilities	1,887	3,957
Income taxes payable	1,139	625
Borrowings under loan facility, current portion	—	2,680
Capital lease obligations, current portion	90	76

Total current liabilities	5,003	9,230
Borrowings against line of credit	—	873
Borrowings under loan facility, net of current portion	—	1,340
Capital lease obligations, net of current portion	48	106
Other long-term liabilities	18	60
Mandatorily redeemable preferred stock	—	9,747

Total liabilities	5,069	21,356

Redeemable convertible preferred stock	—	13,468

Stockholders’ equity (deficit):
Common stock	2	1
Additional paid-in capital	35,555	1,509
Unearned stock-based compensation	(156)	(191)
Retained earnings	15,941	13,509
Accumulated other comprehensive income	53	39
Distributions in excess of net book value	(35,999)	(35,999)

Total stockholders’ equity (deficit)	15,396	(21,132)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$20,465	$13,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net revenue	$8,795	$10,590	$28,656	$30,600
Cost of revenue	4,185	5,428	13,372	14,868

Gross margin	4,610	5,162	15,284	15,732

Operating expenses:
Research and development	596	764	1,843	2,409
Sales and marketing	1,638	1,522	5,334	4,414
General and administrative	1,111	1,072	3,344	3,096

Total operating expenses	3,345	3,358	10,521	9,919

Operating profit	1,265	1,804	4,763	5,813

Other expense, net	(3)	(257)	(628)	(795)

Profit before income taxes	1,262	1,547	4,135	5,018

Provision for income taxes	(422)	(619)	(1,703)	(2,007)

Net income	$840	$928	$2,432	$3,011

Net income per share:
Basic	$0.06	$0.17	$0.18	$0.55

Diluted	$0.06	$0.08	$0.17	$0.27

Shares used in computing per share amounts:
Basic	14,724	5,552	13,478	5,533

Diluted	15,116	10,907	14,627	10,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Stock- based Compen- sation	Retained Earnings	Accum- ulated Other Compre- hensive Income	Distri- butions in Excess of Net Book Value	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	5,038	$13,468	5,600	$1	$1,509	$(191)	$13,509	$39	$(35,999)	$(21,132)

Issuance of common stock upon exercise of stock options	—	—	91	—	138	—	—	—	—	138
Shares repurchased	—	—	—	—	(2)	—	—	—	—	(2)
Issuance of common stock under employee stock purchase plan	—	—	28	—	95	—	—	—	—	95
Conversion of redeemable convertible preferred stock	(5,038)	(13,468)	5,038	1	13,467	—	—	—	—	13,468
Net proceeds from initial public offering	—	—	4,000	—	20,351	—	—	—	—	20,351
Reversal of unearned stock-based compensation due to terminations	—	—	—	—	(3)	3	—	—	—	—
Amortization of unearned stock- based compensation	—	—	—	—	—	32	—	—	—	32
Comprehensive income:
Net income	—	—	—	—	—	—	2,432	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	14	—
Total comprehensive income										2,446

Balance at September 30, 2004	—	$—	14,757	$2	$35,555	$(156)	$15,941	$53	$(35,999)	$15,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$2,432	$3,011
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Allowances for doubtful accounts and sales returns	146	227
Depreciation and amortization	317	330
Amortization of unearned stock-based compensation	32	2
Amortization of deferred financing fees	—	89
Accretion of interest on mandatorily redeemable preferred stock	73	541
Premium on mandatorily redeemable preferred stock	515	—
Change in operating assets and liabilities:
Accounts receivable	(1,393)	(2,867)
Inventory	(1,890)	(871)
Other current assets	(782)	(351)
Other assets	(762)	(648)
Accounts payable	(5)	1,781
Accrued liabilities	(2,070)	1,003
Income taxes payable	514	674
Other long-term liabilities	(42)	(108)

Net cash (used in) provided by operating activities	(2,915)	2,813

Cash flows from investing activities:
Purchases of property and equipment	(210)	(179)

Net cash used in investing activities	(210)	(179)

Cash flows from financing activities:
Proceeds from line of credit	—	873
Proceeds from loan facility	—	6,030
Repayment of line of credit	(873)	(1,000)
Repayment of loan facility	(4,020)	(8,045)
Payments under capital lease obligations	(68)	(50)
Proceeds from the issuance of common stock under stock options plan	138	78
Proceeds from the issuance of common stock under purchase plan	95	—
Repurchases of common stock	(2)	—
Redemption of mandatorily redeemable preferred stock	(10,335)	—
Net proceeds from sale of common stock in initial public offering	20,351	—

Net cash provided by (used in) financing activities	5,286	(2,114)

Effect of foreign currency translation	14	46
Net increase in cash and cash equivalents	2,175	566
Cash and cash equivalents at beginning of period	2,285	1,403

Cash and cash equivalents at end of period	$4,460	$1,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of September 30, 2004 and December 31, 2003, the statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our Registration Statement on Form S-1 and final prospectus filed with the Securities and Exchange Commission on February 6, 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire 2004 fiscal year which ends on December 31, 2004, or any other future period.

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

Inventory consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Finished goods	$4,294	$2,533
Raw materials	414	285

	$4,708	$2,818

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

Changes in the Company’s estimated product warranty liability during the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Warranty accrual at beginning of period	$295	$410	$300	$294
Additions charged to cost of revenue during the period	46	12	131	285
Settlements made during the period	(39)	(32)	(129)	(189)

Warranty accrual at end of period	$302	$390	$302	$390

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

Software Development Costs

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until technological feasibility of the product or enhancement has been established through the inclusion of a detailed program design. Capitalized development costs are amortized to cost of revenue over the estimated useful life of the product. The Company had $230,000 of capitalized software development costs included in other assets as of September 30, 2004 and recorded $3,000 as amortization expense during the nine months ended September 30, 2004. There were no capitalized software development costs as of December 31, 2003.

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

Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have changed to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income as reported	$840	$928	$2,432	$3,011
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	11	1	28	1

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(37)	(9)	(80)	(14)

Pro forma net income	$814	$920	$2,380	$2,998

Net income per share:
Basic:
As reported	$0.06	$0.17	$0.18	$0.55

Pro forma	$0.06	$0.17	$0.18	$0.55

Diluted:
As reported	$0.06	$0.08	$0.17	$0.27

Pro forma	$0.05	$0.08	$0.16	$0.27

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments, the impact of which has been excluded from net income and reflected as equity. The component of comprehensive income is reported on the Company’s condensed consolidated statements of stockholders’ equity (deficit).

A summary of comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income	$840	$928	$2,432	$3,011
Foreign currency translation gain	5	15	14	46

Comprehensive income	$845	$943	$2,446	$3,057

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

In April, 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The Company adopted EITF 03-6 for the quarter ended June 30, 2004. The adoption of EITF Issue 03-6 did not have a material impact on the Company’s earnings per share calculation for the three and nine months ended September 30, 2004.

NOTE 3 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, common stock subject to repurchase and redeemable convertible preferred stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Numerator:
Net income	$840	$928	$2,432	$3,011

Denominator:
Weighted-average common stock outstanding	14,732	5,553	13,486	5,535
Less: Weighted-average shares subject to repurchase	(8)	(1)	(8)	(2)

Weighted-average shares used in computing basic net income per share	14,724	5,552	13,478	5,533

Effects of dilutive securities:
Common stock options and shares subject to repurchase	392	317	488	324
Convertible preferred stock	—	5,038	661	5,038

Total weighted-average number of shares used in computing diluted net income per share	15,116	10,907	14,627	10,895

For the three and nine months ended September 30, 2004, there were approximately 470,000 and 250,000 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. For the three and nine months ended September 30, 2003, there were approximately 29,000 and 14,000 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. The exercise prices of these options were greater than the average market price of the common shares for the period.

NOTE 4 — BORROWINGS

The Company currently has a revolving line of credit with a bank in the amount of $3.0 million, which expires on May 31, 2005. At September 30, 2004 the Company had no outstanding balance under this line of credit.

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

NOTE 7 — CONTINGENCIES AND COMMITMENTS

Claims

On November 20, 2003, one of our contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against the Company in United States District Court for the District of Utah, alleging that the Company breached their contract with Wolf and violated a U.S. federal anti-discrimination statute by no longer using Wolf for volume order manufacturing. Wolf is seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, the Company answered the complaint and denied Wolf’s allegations. Discovery is in progress. Trial is currently scheduled for May 2005. The Company believes Wolf’s claims lack merit and that it has meritorious defenses to each claim. Accordingly, management does not believe it is probable that a loss will arise from this claim.

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

Commitments

The Company has entered into operating leases for its facilities with original terms ranging from one to five years. The Company has also entered into royalty agreements with rights to license software and technology used in its products with future minimum royalty payments. In February 2004, the Company extended the term of its licensing agreement with PalmSource, Inc. to December 2008. At September 30, 2004, the future minimum lease payments under all noncancelable leases and sub-leases and minimum royalty payments having initial terms longer than one year are as follows (in thousands):

	Minimum Lease Payments	Minimum Royalty Payments
Years Ending December 31,

Remainder of 2004	$158	$945
2005	524	3,167
2006	181	1,508
2007	155	100
2008	39	25

	$1,057	$5,745

NOTE 8 — INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings including the effect of treating the nondeductible premium and interest expense on the mandatorily redeemable preferred stock totaling $588,000 as a discrete item in the first quarter. The Company has recorded an effective tax rate of 33% for the third quarter. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding expected seasonality of our net revenue; our intentions regarding international sales channels; our expectation that the trend toward increased international revenue will continue; our expectation regarding gross margin trends and inventory and accounts receivable reductions; our expectation regarding research and development expense, sales and marketing expense, general and administrative expense, other expense and our effective tax rate; our expectations regarding use of the remaining net proceeds of our initial public offering; expectations regarding our future capital and liquidity requirements; the disclosure included in our future minimum lease and royalty payment table; and our expectation that our cash and cash equivalents will be sufficient to meet our operating and capital requirements for the next 12 months. These statements involve risks and uncertainties as well as assumptions that, if they were to never materialize or prove incorrect, could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties include those set forth under “Factors That May Affect Future Results of Operations” below and elsewhere in this Form 10-Q and that are otherwise described from time to time in AlphaSmart’s filings with the Securities and Exchange Commission.

Overview

We provide affordable, portable personal learning solutions for the kindergarten through 12th grade (K-12) classroom. AlphaSmart’s portable personal learning solutions include computer-companion products that are designed to improve and assess students’ academic skills, increase teachers’ classroom productivity, and reduce administrators’ total cost of ownership for district-wide technology literacy and access. Our computer-companion products are based on three rugged hardware platforms: the Neo by AlphaSmart and AlphaSmart 3000 family for elementary schools, and the Dana by AlphaSmart for elementary and middle schools. An AlphaSmart solution consists of these devices with integrated keyboard, display, and proprietary or licensed operating system and basic application software. They are further enhanced with instructional and assessment software for specific educational subjects as well as management tools for teachers.

We began shipping our first generation product, called the AlphaSmart, in 1993. Our second-generation product, the AlphaSmart Pro, began shipping in 1995, followed by the AlphaSmart 2000 in 1997. Each of these products was a single purpose device designed to aid students in learning keyboarding and writing skills. In 2000, we introduced one of our current platforms, the AlphaSmart 3000, the first device that could be updated with additional proprietary, third party and licensed applications, which we call SmartApplets. In 2001, we added our management tools, which include administrative software, a mobile cart and a USB hub, which we call the AlphaHub. The AlphaHub enables teachers to configure a group of up to 30 AlphaSmart 3000s in the cart and to manage the devices from a single PC in the classroom. In 2001, we began selling SmartOption Bundles, which include up to 30 devices and related management tools. In October 2002, we began shipping our Palm OS-based platform, the Dana by AlphaSmart, directed at the higher grade levels in the K-12 market, while still continuing to ship the AlphaSmart 3000, which has been more successful at the lower grade levels. We began shipping the Dana Wireless in August 2003 and our newest product, Neo by AlphaSmart, in August 2004. Neo has a 50% larger screen, enhanced system software, new font technology and twice the memory, compared to its predecessor, the AlphaSmart 3000.

Net Revenue. Our net revenue is derived primarily from the sale of the AlphaSmart 3000, Neo by AlphaSmart and Dana by AlphaSmart platforms, either on an individual device basis or as part of a bundle. We have sold our devices in over 8,000 of the approximately 15,000 U.S. school districts and, in the three and nine months ended September 30, 2004 and 2003, more than 70% of our net revenue was from districts to which we had previously sold devices.

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

We sell to schools and school districts, both directly and through value-added resellers, or VARs, and through international distribution channels. Until June 30, 2003, we also sold through our catalog-based channel. Direct sales were 87% of our net revenue in the three months ended September 30, 2004 and 88% in the three months ended September 30, 2003. Direct sales were 86% of our net revenue in the nine months ended September 30, 2004 and 81% in the nine months ended September 30, 2003. As of June 30, 2003, we discontinued our domestic catalog-based channel and added several new direct sales employees. International sales were 11% of our net revenue in the three months ended September 30, 2004 and 9% in the three months ended September 30, 2003. International sales were 12% of our net revenue in the nine months ended September 30, 2004 and 10% in the nine months ended September 30, 2003. In the international markets we intend to continue to sell through our reseller channels as well as direct sales employees.

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

A third party manufacturer manufactures our devices. Accordingly, a significant portion of our cost of revenue consists of payments to a third party manufacturer. We also provide a limited three-year warranty on the AlphaSmart 3000 and Neo by AlphaSmart platforms, and a limited one-year warranty on the Dana by AlphaSmart platform. We estimate and record the cost of the warranty at the time of sale.

Our gross margin has been and will be affected by a variety of factors, including the mix and average selling price of our products, the cost of components and manufacturing labor, the cost of third party software, fluctuations in volume, competition, warranty and support costs, component shortages and the mix of distribution channels through which our products are sold. Our Dana platform, which we began shipping in October 2002, carries a higher average selling price and a lower gross margin percentage than our AlphaSmart 3000 and Neo by AlphaSmart platforms.

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

Revenue recognized is net of an estimated amount for the return of devices and software. We measure estimated future returns related to the current period by analyzing historical returns, current economic trends and changes in customer demand and acceptance of our devices and software. The balance of our allowance for sales returns was $53,000 as of September 30, 2004.

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

Allowance for Doubtful Accounts. We assess collection risk based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize net revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. We also maintain allowances for doubtful accounts for estimated collection risk losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The balance of the allowance for doubtful accounts was $80,000 as of September 30, 2004.

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

Prepaid Royalties. In some cases where we pre-pay our royalties relating to the licensing of third party software, amortization is recorded based on the number of units shipped times royalty cost per-unit basis. The royalty cost per unit is computed using estimates of expected sales over the life of the licensing contract. In the event of a significant decline in the estimated sales, we would have to accelerate the amortization of prepaid royalties by increasing the royalty cost pre unit for future periods.

Warranty Accrual. We provide for the estimated cost of product warranties at the time net revenue is recognized. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The balance of the reserve for warranty obligations was $302,000 as of September 30, 2004.

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

Results of Operations

The following table sets forth the percentage of consolidated net revenue represented by items in our condensed consolidated income statements for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Condensed Consolidated Statement of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.6	51.3	46.7	48.6

Gross margin	52.4	48.7	53.3	51.4

Operating expenses:
Research and development	6.8	7.2	6.4	7.9
Sales and marketing	18.6	14.4	18.6	14.4
General and administrative	12.6	10.1	11.7	10.1

Total operating expenses	38.0	31.7	36.7	32.4

Operating profit	14.4	17.0	16.6	19.0

Other expense, net	—	(2.4)	(2.2)	(2.6)

Profit before income taxes	14.4	14.6	14.4	16.4

Provision for income taxes	(4.8)	(5.8)	(5.9)	(6.6)

Net income	9.6%	8.8%	8.5%	9.8%

Three and Nine Months Ended September 30, 2004 and 2003

Net Revenue

Net revenue from the sale of our products decreased by 17.0% to $8.8 million for the three months ended September 30, 2004, from $10.6 million for the three months ended September 30, 2003. Net revenue from the sale of our products decreased by 6.4% to $28.7 million for the nine months ended September 30, 2004, from $30.6 million for the nine months ended September 30, 2003. We believe the decrease in net revenue was primarily a result of softness in technology spending in the K-12 education market, which partially resulted from customer demand for solutions that meet specific education needs. Dana shipments accounted for approximately 29% of net revenue for the nine months ended September 30, 2004 and 2003. International sales accounted for 12% of our net revenue for the nine months ended September 30, 2004 compared to 10% for the same period last year. Direct sales accounted for 86% of our net revenue for the nine months ended September 30, 2004 compared to 81% for the same period last year. We expect the trends toward increased international revenue to continue over the remainder of 2004.

Gross Margin

Gross margin was 52.4% for the three months ended September 30, 2004 compared to 48.7% for the three months ended September 30, 2003. Gross margin was 53.3% for the nine months ended September 30, 2004 compared to 51.4% for the nine months ended September 30, 2003. The increase in gross margin was primarily a result of higher selling prices, lower manufacturing costs and product mix. We expect margins to remain flat or trend down slightly for the balance of the year with the anticipation of continued revenue growth in the lower margin Dana products as well as a slow-down in manufacturing volume as we expect to reduce inventories.

Research and Development

Research and development expense decreased 22.0% to $596,000 for the three months ended September 30, 2004, from $764,000 for the three months ended September 30, 2003. The decrease was primarily a reduction in bonuses of $78,000 and a reduction in outside consulting services of $75,000. Research and development expense decreased 23.5% to $1.8 million for the nine months ended September 30, 2004, from $2.4 million for the nine months ended September 30, 2003. The decrease was primarily a result of a reduction in salary expense of $156,000, a reduction in bonuses of $207,000, and a reduction in consulting services of $211,000, including the capitalization of development costs of $167,000 in services this year compared to zero last year. As a percentage of net revenue, research and development expense decreased to 6.8% for the three months ended September 30, 2004 from 7.2% for the same period in 2003. As a percentage of net revenue, research and development expense decreased to 6.4% for the nine months ended September 30, 2004 from 7.9% for the same period in 2003. We expect research and development expense to remain flat or increase slightly in absolute dollars as we continue to invest in new product development over the remainder of 2004.

Sales and Marketing

Sales and marketing expense increased 7.6% to $1.6 million for the three months ended September 30, 2004, from $1.5 million for the three months ended September 30, 2003. The increase was primarily headcount related costs. Sales and marketing expense increased 20.8% to $5.3 million for the nine months ended September 30, 2004, from $4.4 million for the nine months ended September 30, 2003. The increase included approximately $738,000 for headcount related costs and $200,000 for marketing programs. The increase reflected the further expansion of our direct sales force as well as some acceleration of our sales and marketing programs in the first quarter of 2004. As a percentage of net revenue, sales and marketing expense increased to 18.6% for the three months ended September 30, 2004 from 14.4% for the same period in 2003. As a percentage of net revenue, sales and marketing expense increased to 18.6% for the nine months ended September 30, 2004 from 14.4% for the same period in 2003. We expect sales and marketing expense, compared to the first nine months of 2004, to remain relatively flat in absolute dollars over the remainder of 2004.

General and Administrative

General and administrative expense increased 3.6% to $1.1 million for the three months ended September 30, 2004, from $1.0 million for the three months ended September 30, 2003. General and administrative expense increased 8.0% to $3.3 million for the nine months ended September 30, 2004, from $3.1 million for the nine months ended September 30, 2003. The increased general and administrative expense primarily reflected additional headcount and professional service costs required to operate as a public company. As a percentage of net revenue, general and administrative expense increased to 12.6% for the three months ended September 30, 2004 from 10.1% for the same period in 2003. As a percentage of net revenue, general and administrative expense increased to 11.7% for the nine months ended September 30, 2004 from 10.1% for the same period in 2003. We expect general and administrative expense, compared to the first three quarters of 2004, to remain relatively flat in absolute dollars over the remainder of 2004.

Other Expense, net

Other expense decreased to $3,000 for the three months ended September 30, 2004 compared to $257,000 for the three months ended September 30, 2003. The reduction was due mainly to the elimination of interest accretion on our mandatorily redeemable preferred stock which was redeemed with a portion of the proceeds from our initial public offering. Other expense decreased to $628,000 for the nine months ended September 30, 2004 compared to $795,000 for the nine months ended September 30, 2003. The decrease was due to lower interest costs due to the redemption of our mandatorily redeemable preferred stock and elimination of our long-term debt with a portion of the proceeds from our initial public offering, net of a premium of $515,000 paid on the redemption of our mandatorily redeemable preferred stock. With the elimination of our mandatorily redeemable preferred stock and our term loan, we expect other expense to consist primarily of net interest income and expense for the remainder of 2004.

Provision for Income Taxes

We accrued income taxes at an effective tax rate of 33% for the three months ended September 30, 2004 and 40% for the three months ended September 30, 2003. We accrued income taxes at an effective tax rate of 41% for the nine months ended September 30, 2004 and 40% for the nine months ended September 30, 2003. The difference between the federal rate of 34% and the effective rate used is primarily due to state income taxes and the impact of treating the nondeductible premium and interest expense incurred on the redemption of the mandatorily redeemable preferred stock totaling $588,000 as a discrete item during the first quarter, offset by research and development credits. For the nine months ended September 30, 2004, the difference was significantly impacted by nondeductible premium expense incurred on the redemption of the mandatorily redeemable preferred stock. We expect the effective tax rate to be 33% for the remainder of 2004.

Liquidity and Capital Resources

As of September 30, 2004, cash and cash equivalents totaled $4.5 million, compared to $2.3 million as of December 31, 2003. Cash equivalents are short-term, interest-bearing, investment-grade securities with original or remaining maturities of ninety days or less as of the date of purchase.

Net cash used in operating activities was $2.9 million for the nine months ended September 30, 2004 and consisted primarily of a net change in assets and liabilities of $6.4 million, partially offset by net income of $2.4 million, depreciation and amortization of $317,000 and premium and interest expense on mandatorily redeemable preferred stock of $588,000. The increases in accounts receivable of $1.4 million and inventory of $1.9 million relate primarily to our seasonally higher revenue periods, with inventory also being impacted by a shortfall in our revenue compared to our forecast. We expect that both accounts receivable and inventory will decrease in the fourth quarter of 2004. The total increase in other current assets and other assets of $1.5 million relates primarily to prepaid royalties and the reduction in accrued liabilities of $2.1 million primarily reflect the payment of our accrued public offering costs of $1.5 million and accrued bonuses of $500,000. For the nine months ended September 30, 2003, net cash provided by operating activities was $2.8 million and consisted primarily of net income of $3.0 million, allowance for doubtful accounts and sales returns of $227,000, depreciation and amortization of $330,000 and interest on mandatorily redeemable preferred stock of $541,000, offset by a net change in assets and liabilities of $1.4 million. The net change in assets and liabilities consisted primarily of increases in accounts receivable and inventory of $2.9 million and $871,000, respectively, offset by increases in accounts payable and accrued liabilities of $1.8 million and $1.0 million, respectively. The net change in assets primarily reflects our increased business activity in the second and third quarters.

Net cash used in investing activities of $210,000 and $179,000 for the nine months ended September 30, 2004 and 2003, respectively, resulted from purchases of property and equipment during both periods.

Net cash provided by financing activities was $5.3 million for the nine months ended September 30, 2004 and consisted of net proceeds from the sale of common stock in an initial public offering of $20.4 million, partially offset by the repayment of a loan facility of $4.0 million, repayment of a line of credit of $873,000 and the redemption of mandatorily redeemable preferred stock of $10.3 million. For the nine months ended September 30, 2003, net cash used in financing activities was $2.1 million and consisted primarily of repayments under a loan facility.

On February 11, 2004, we completed an initial public offering of 4.0 million shares of our common stock at a price of $6.00 per share. The offering provided net proceeds to us of $20.4 million, which is net of underwriters’ discounts and commissions of $1.7 million, and related legal, accounting, printing and other expenses totaling $1.9 million. We used $4.0 million of the proceeds to repay an outstanding term loan, $873,000 to pay down a line of credit, and $10.3 million to redeem 100,000 shares of mandatorily redeemable preferred stock. We have used and intend to continue to use the remaining net proceeds of the offering for working capital and general corporate purposes, including product research and development, marketing programs, further development of our sales force and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies. Pending these uses, we have invested the net proceeds of the offering in short-term, interest-bearing, investment-grade securities.

The Company currently has a revolving line of credit with a bank in the amount of $3.0 million, which expires on May 31, 2005. At September 30, 2004 the Company had no outstanding balance under this line of credit.

At September 30, 2004, the future minimum lease payments under all noncancelable leases and sub-leases and minimum royalty payments having initial terms longer than one year are as follows (in thousands):

	Minimum Lease Payments	Minimum Royalty Payments
Years Ending December 31,
Remainder of 2004	$158	$945
2005	524	3,167
2006	181	1,508
2007	155	100
2008	39	25

	$1,057	$5,745

Our future liquidity and capital requirements will depend on numerous factors, including

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies; and

•	the continued availability of financing.

We believe that our cash and cash equivalents of $4.5 million as of September 30, 2004 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

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

In April, 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The Company will adopt EITF 03-6 for the quarter ended June 30, 2004. The adoption of EITF Issue 03-6 did not have a material impact on the Company’s earnings per share calculation for the three and nine months ended September 30, 2004.

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

We must adapt to a recent trend among our customers toward the purchase of products based on integrated solutions.

Partially as a result of recent government mandates, most notably the No Child Left Behind Act, school districts are much more focused on implementing technology solutions that address very specific student performance issues. As a result, particularly in the last 12 months, schools are making more technology purchase decisions based on their need for integrated solutions that can directly address student skill development and then provide data on the assessment of that development. This market environment is different than the environment we faced in past years, where schools emphasized getting technology such as ours into the classroom, rather than identifying technology solutions that can assess and address specific performance issues and needs. We must adapt to this trend by offering technology solutions that are responsive to this market demand. Although we believe we are well-positioned to develop and market these kind of solutions, we believe this trend has been partially responsible for the challenging spending climate we have encountered in the last 12 months.

We must respond to the market demand for an increased software component in our platforms.

Unless teachers are offered a meaningful number of quality education-related applications, adoption of our platforms will be slower than anticipated and our financial results may be materially adversely affected. The recent trend towards schools demanding integrated solutions has increased the importance of these applications to our platforms. Partially as a result, we believe that software offerings are becoming an increasingly important component of our ability to access the K-12 classroom market, and we believe we will need to provide more comprehensive educational solutions in order to be competitive. Accordingly, we will need to develop software solutions internally to complement our platforms or enter into additional agreements with third parties with respect to such software solutions.

To augment our software development activities, we rely on third parties to help develop software applications for our platforms. For instance, we license technology included in our KeyWords SmartApplet from Renaissance Learning, Inc., and Don Johnston, Incorporated developed the Co:Writer SmartApplet. To increase the attractiveness of our technology platforms, we intend to enter into additional third party relationships for the development of additional software applications for our platforms. We also outsource a portion of our internal software development function. Some of these third parties have limited operating histories and limited access to capital. Furthermore, we rely on these third parties to protect their intellectual property rights and to not infringe the rights of others. As a result, we have less control over software development and engineering processes, and associated intellectual property protection and infringement risks, than if we developed software internally. We rely on these third parties to deliver software or other technology that meet our specifications in a timely and cost-effective manner, and delays or cost overruns in software developments or intellectual property infringement claims could negatively affect customer relations and our competitive position.

Unless we maintain a strong brand identity, develop the Dana by AlphaSmart and Neo by AlphaSmart brands and protect our brands, our business may not grow and our financial results may suffer.

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

Our competitors include sellers of desktop, laptop, tablet and notebook personal computers, or PCs, which typically have more functionality than our platforms. We also compete against providers of PC-based solutions referred to as mobile labs, which generally consist of carts containing thirty or fewer wirelessly networked laptops that can be wheeled from classroom to classroom. We believe our business depends, in part, on teachers and administrators preferring the lower total cost of ownership, greater durability and targeted functionality associated with our platforms to the greater functionality of PCs. We expect the price of PCs to continue to decrease, and their durability may increase or PC makers may develop technology that allows teachers to target the functionality of PCs in a classroom environment. As a result of these factors, customers or prospective customers may choose to purchase PCs instead of our platforms. For instance, the success of our Dana platform, which is targeted at higher grade levels, has been adversely affected by competition from sellers of laptop computers.

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

Our three platforms, AlphaSmart 3000, Neo by AlphaSmart and Dana by AlphaSmart, are in a narrow category of products, namely computing devices for use in the K-12 classroom. We do not offer a diversified product line or services, as some of our competitors do. Consequently, if sales of our platforms decline precipitously, our business would be seriously harmed, and it may be difficult for us to recover, because we do not have the breadth of products that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our platforms. In addition, because our technical know-how and intellectual property have limited application, we may be unable to leverage our technical know-how and intellectual property to diversify our product line or develop other products or sources of revenue outside our current niche market.

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

In the quarter ended September 30, 2004, more than 70% of our net revenue came from districts to which we had previously sold units. If our current and repeat customers decide to purchase technology other than ours, or if they decide to allocate funding away from educational technology, our net revenue would decline.

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

We believe that our cash and cash equivalents of $4.5 million as of September 30, 2004 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through strategic relationships, we may be required to relinquish some rights to technologies or products, or grant licenses on terms that are not favorable to us. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

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

Loss of the right to use the one-button-send feature included in our AlphaSmart 3000, Neo and Dana devices could adversely affect our business.

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

If our quarterly net revenue or operating results fall below the expectations of market analysts or investors, the market price of our stock could decline substantially. For instance, in the third quarter of 2004 we failed to meet analyst’s expectations for our financial results, and our stock price declined.

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

Most of our customers are public institutions, such as public school districts, that depend on public funding sources. These funding sources can be found from all levels of government through a wide variety of programs. Identifying the decision maker and a potential funding source is often time consuming. Larger orders, in particular, can take months or years to complete. Other variables also complicate the purchasing process, including the timing of disbursement of funds from funding sources and the person-to-person sales contact process. Sales may take much longer than anticipated, may fall outside the approved budget cycle and, therefore, may not occur due to the loss of funding. As a result of these factors, our sales cycle is unpredictable and typically lasts six to 18 months. This unpredictability could cause our net revenue and financial results to vary significantly from quarter to quarter. The recent trend towards schools demanding integrated technology solutions that can assess and address specific student performance issues has, we believe, lengthened the sales cycle.

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

To date, we have generated substantially all of our net revenue from sales in the United States. In the nine months ended September 30, 2004, approximately 12% of our net revenue was generated from international sales. We intend to continue to expand our presence in such markets and enter additional international markets in the near future, and these expansion efforts will be subject to economic, political, regulatory, and other risks generally associated with international sales and operations. To the extent that our net revenue from international operations represents an increasing portion of our net revenue, we will be subject to increased exposure to international risks, including changes in a specific country’s or region’s political or economic conditions and difficulty in managing widespread sales and support operations.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents carried at cost and are deposited with financial institutions that approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving line of credit with a bank. At September 30, 2004 the Company had no outstanding balance under this line of credit. Amounts owed under our revolving line of credit accrue interest at a rate equal to a bank rate that was 4.25% per annum at September 30, 2004.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2003, one of our contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against the Company in United States District Court for the District of Utah, alleging that the Company breached their contract with Wolf and violated a U.S. federal anti-discrimination statute by no longer using Wolf for volume order manufacturing. Wolf is seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, the Company answered the complaint and denied Wolf’s allegations. Discovery is in progress. Trial is currently scheduled for May 2005. The Company believes Wolf’s claims lack merit and that it has meritorious defenses to each claim.

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

ALPHASMART, INC.
(Registrant)

Date: November 10, 2004	By:	/s/ Ketan D. Kothari
Ketan D. Kothari
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 10, 2004	By:	/s/ James M. Walker
James M. Walker
Chief Financial Officer, Chief Operating Officer and Secretary
(Principal Financial and Accounting Officer)