Form 10-K
period 2004-12-31
ALPHASMART INC
filed 2005-03-03
CIK 1264388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50570

ALPHASMART INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0298384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

973 University Avenue

Los Gatos, CA 95032

(408) 355-1000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.0001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on June 30, 2004, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was approximately $15,260,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, was 14,897,549 on February 22, 2005.

ALPHASMART, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.	BUSINESS

Overview

AlphaSmart is a provider of affordable, portable personal learning solutions for the K-12 classroom. AlphaSmart’s portable personal learning solutions include computer-companion products that are designed to improve and assess students’ academic skills, increase teachers’ classroom productivity, and reduce administrators’ total cost of ownership for district-wide technology literacy and access. AlphaSmart’s computer-companion products are based on three rugged hardware platforms: the Neo by AlphaSmart, the Dana by AlphaSmart and the AlphaSmart 3000 platform that it sells to schools and school districts. An AlphaSmart solution consists of these devices with integrated keyboard, display, and proprietary or licensed operating system and basic application software. They are further enhanced with instructional and assessment software for specific educational subjects as well as management tools for teachers.

On January 24, 2005 AlphaSmart entered into an Agreement and Plan of Merger and Reorganization with Renaissance Learning, Inc. Under the terms of this agreement, Renaissance Learning, Inc. will acquire AlphaSmart in a two step-merger, and each AlphaSmart stockholder will be entitled to receive $3.75 for each share of AlphaSmart stock, with the option to be paid in cash, Renaissance Learning, Inc. common stock or some combination of the two, subject to pro-ration so that the total consideration paid will aggregate no more than 45% stock and no less than 55% cash. Renaissance Learning, Inc. intends to operate the AlphaSmart business in a wholly owned subsidiary, and the merger is expected to close sometime in the second quarter of 2005.

AlphaSmart’s Products

AlphaSmart’s platforms incorporate a number of supporting product categories, including management tools and proprietary, licensed and third party software applications. The device itself constitutes the core of each platform, and a series of products can be built upon each platform.

Neo by AlphaSmart and the AlphaSmart 3000 Platform.    The Neo by AlphaSmart platform, introduced in 2004, is AlphaSmart’s fifth generation AlphaSmart product. Neo is an easy to use, lightweight, affordable computer companion. Designed for use by multiple students, Neo’s long battery life, full-featured word processor, and expandable functions make it suitable for writing, keyboarding, and quizzing for the entire classroom. Neo provides a display that is 50% larger than the AlphaSmart 3000’s display. AlphaWord Plus, which comes standard on every Neo, is an enhanced word processor with spell check, thesaurus, writing tools, and Spanish-English word lookup. Neo has twice the memory of the AlphaSmart 3000, allowing users to add additional SmartApplets that increase Neo’s functionality in the classroom.

The AlphaSmart 3000 platform, introduced in 2000, is AlphaSmart’s fourth generation AlphaSmart product. The AlphaSmart 3000 system software, which provides the backbone for running AlphaSmart’s proprietary, licensed and third party software, or SmartApplets, is included with every AlphaSmart 3000. AlphaWord, a word processor, and a calculator are also included as standard software applications with every AlphaSmart 3000.

AlphaSmart expects that the Neo will eventually replace the AlphaSmart 3000 over the course of the remainder of 2005.

Device.    The Neo and the AlphaSmart 3000 are devices that include a full size keyboard with a display. They each weigh less than two pounds, are designed to withstand a drop from up to six feet without damage and are under warranty for three years. The devices run on three AA batteries with up to 700 hours of battery life and also include a rechargeable battery option. Other features include Instant-On, AutoSave and AutoOff capabilities and storage files with a total capacity of over 100 pages of text.

SmartApplets.    AlphaSmart refers to its proprietary, licensed and third party application software that can be added to the Neo and AlphaSmart 3000’s system software as SmartApplets. The SmartApplets include:

•	KeyWords, with licensed content from Renaissance Learning, Inc., is designed to improve keyboarding skills;

•	Co: Writer, a Don Johnston, Inc. application based on AlphaSmart’s proprietary technology, is word and grammar prediction software integrated with AlphaWord;

•	AlphaQuiz is a proprietary system that includes PC applications for designing and managing quizzes;

•	Inspiration Outliner, with licensed content from Inspiration Software, Inc., is designed to improve organizational and writing skills; and

•	KAZ, with licensed content from Gotham New Media, Ltd., facilitates international keyboarding.

Management Tools.    AlphaHub connects up to thirty devices (Neos or AlphaSmart 3000s) simultaneously to a teacher’s computer, allowing simultaneous transfer of files and software between each AlphaSmart 3000 and the teacher’s PC. The AlphaSmart Manager software included with the AlphaHub allows simple configuration of device settings, passwords and other aspects of the platform.

Dana by AlphaSmart Platform.

Dana.    AlphaSmart began shipping Dana devices in October 2002. Dana is a Palm OS-based computing device that weighs less than two pounds and includes a full size keyboard, with a wide, 7.5 inch by 2.25 inch touchscreen display with graphical capability. The Dana devices have expansion and communication options and include a rechargeable battery with runtime exceeding 25 hours, two USB ports and two industry-standard expansion slots. Dana is sold with a one-year warranty and is designed to withstand a drop from up to three feet without damage.

Dana Wireless.    AlphaSmart began shipping Dana Wireless devices in August 2003. Dana Wireless has the functionality of AlphaSmart’s standard Dana device, but also has built-in wireless network connectivity using IEEE Standard 802.11(b), commonly referred to as WiFi, which enables e-mail, web browsing and instant messaging. AlphaSmart believes that this connectivity, when combined with the Dana by AlphaSmart platform’s low total cost of ownership and targeted functionality and durability, will provide teachers with a valuable classroom tool and facilitate teacher-student communication and student collaboration. Dana Wireless is also well suited for research-based web browsing. Further, AlphaSmart believes Dana Wireless will help schools reduce the physical inconvenience and high infrastructure costs involved in delivering connectivity to each student’s desk.

Management Tools.    Dana Admin, AlphaSmart’s Dana platform management tool, allows teachers and administrators to restrict the Dana programs that students can use, and an AlphaHub provides recharging for up to 30 Dana devices at once in bundled configuration. Unlike the AlphaSmart 3000 platform, the Dana by AlphaSmart platform does not currently include software that allows a teacher to communicate with 30 devices simultaneously, although AlphaSmart expects to have this software available in the second quarter of 2005.

Standard Application Software.    All Dana devices include an extended version of the Palm OS 4.1 operating system and AlphaSmart’s proprietary word processing application. Several other third party software applications are included as standard, including the following:

•	PrintBoy Anywhere, licensed from Bachmann Software and Services, LLC; and

•	Memo Pad, Date Book, Address, Calculator and To Do List, each licensed from PalmSource.

Additional Application Software.    AlphaSmart’s customers can also include the following software applications in their Dana by AlphaSmart platforms:

•	Quickoffice Pro, a word processor, spreadsheet, graphing, and slideshow package compatible with Microsoft Office, sold by Cutting Edge Software, Inc.;

•	Documents To Go, a word processor, spreadsheet, graphing and presentation creation package compatible with Microsoft Office, sold by DataViz, Inc.;

•	Dana Internet Solutions Pack, which consists of Internet tools, including a web browser, an email and instant messaging client solution, and a Wi-Fi connection solution, either AlphaSmart-owned or sold or licensed from third parties;

•	UltraKey, a keyboarding instructional software application, sold by Bytes of Learning, Inc.;

•	PowerOne Graph, a graphing calculator application, sold by Infinity Softworks, Inc.;

•	OutWriter (formerly known as ThoughtManager), an outlining application, sold by Hands High Software, Inc.;

•	FileMaker Pro, a database application from FileMaker, Inc.;

•	HanDBase Pro, a relational database application from DDH Software, Inc.;

•	Inspiration for Palm OS, a graphic organizer application from Inspiration Software, Inc.;

•	Write: Outloud To Go, a “talking word processor” application from Don Johnston, Inc.;

•	Sketchy, a drawing and animation application from GoKnow, Inc.;

•	PiCoMap, a concept mapping application from GoKnow, Inc.;

•	FlingIt, an application for viewing and sharing web page content offline from GoKnow, Inc.;

•	PiCoWrite, a prewriting application from GoKnow, Inc.;

•	MathAmigo, a math education application from Valiant Technology; and

•	Vernier Classroom Science Bundle, a suite of applications and sensors for collecting data for science and math from Vernier Software and Technology.

Customers can obtain these applications from AlphaSmart, or directly from third parties. Each of these applications is wide-screen enabled for the Dana by AlphaSmart platform.

Additional Application Software Available from Third Parties.    AlphaSmart’s customers can also obtain application software directly from third parties that create software for Palm OS-enabled devices, including more than 150 education-related commercially available applications.

Customers

AlphaSmart’s customers primarily consist of schools and school districts in the United States, Canada and Europe, and AlphaSmart has sold to over half of the school districts in the United States. During each of the years ended December 31, 2004 and 2003, AlphaSmart’s top 10 customers accounted for less than 10% of AlphaSmart’s net revenue.

Sales

AlphaSmart sells domestically and internationally through both direct and indirect channels. AlphaSmart also considers its presence at trade shows and conferences, its evaluation program, its training program and its customer care program to be important components of its sales process. As of December 31, 2004, AlphaSmart had thirty-three employees and three independent contractors in its sales function. AlphaSmart generally experiences higher revenue in its second and third quarters as a result of the U.S. K-12 budget cycle.

U.S. Sales.    U.S. sales were 87% of AlphaSmart’s net revenue for the year ended December 31, 2004, 89% of AlphaSmart’s net revenue for the year ended December 31, 2003, and 92% of AlphaSmart’s net revenue for the year ended December 31, 2002.

Direct Sales.    As of December 31, 2004, AlphaSmart’s direct sales force consisted of ten company-employed regional sales representatives, two regional sales managers, one national sales director, one vice president of world wide sales, three independent sales representatives, four telemarketers and one telemarketing manager. AlphaSmart’s primary U.S. sales office is located in Los Gatos, California. Within their designated region, these direct sales people sell AlphaSmart’s platforms, identify new potential customers, locate potential private and public educational funding sources, attend trade shows, provide direction to the telemarketing group, forecast sales and build direct key customer relationships. AlphaSmart compensates its direct sales employees with salaries and quota-based commissions. In addition to the field sales force, the four telemarketers make telephone contact with potential customers and key education decision makers, follow-up on trade show leads from AlphaSmart’s direct sales force, promote AlphaSmart’s product evaluation program, convert the related evaluation trials to sales, handle referral sales calls from AlphaSmart’s customer care call center, manage their sales pipeline and forecast their sales on a quarterly basis. Also, any U.S. customer who wishes to order with a credit card may purchase an AlphaSmart 3000 or Dana by AlphaSmart platform and a variety of accessory items through AlphaSmart’s online store.

Indirect Sales.    Until June 30, 2003, AlphaSmart received a portion of its net revenue through its catalog-based channel. AlphaSmart discontinued these arrangements and is now conducting these sales through direct channels. Also, AlphaSmart has entered into an agreement with value-added reseller Don Johnston, Inc. under which Don Johnston is adding its software solutions to AlphaSmart’s devices and marketing and selling those devices. AlphaSmart generally offers its products to value-added resellers, or VARs, at a negotiated discount to its suggested retail price, which the VARs then integrate with additional software and other product offerings. AlphaSmart is continually seeking to expand its distribution channels and intends to enter into additional agreements with value-added resellers.

International Sales.    AlphaSmart’s international sales, the majority of which are in the United Kingdom, are primarily conducted through indirect channels. As of December 31, 2004, AlphaSmart’s international sales force consisted of four sales managers. International sales accounted for 13% of AlphaSmart’s total sales for the year ended December 31, 2004, 11% of AlphaSmart’s total sales for the year ended December 31, 2003, and 8% of AlphaSmart’s total sales for the year ended December 31, 2002.

Trade Shows and Conferences.    AlphaSmart believes that trade shows and conferences focused on technology in education provide an excellent opportunity to expose a large number of teachers, administrators, principals, technology coordinators and other decision-makers to its platforms and their potential benefits.

Evaluation Program.    AlphaSmart has developed an evaluation program that allows potential customers to evaluate its devices for a period of two to four weeks, providing them hands-on experience with the device. AlphaSmart markets this evaluation program through advertising and flyers and on its website.

Training.    AlphaSmart provides training workshops, or AlphaSmart Certified Training Academies, for professional trainers that certify them to conduct and charge for training sessions. AlphaSmart offers hands-on training for teachers, administrators and other trainers that help them integrate AlphaSmart’s products into the classroom. Each training session is conducted by AlphaSmart-trained and certified personnel and includes both hands-on training as well as workbooks. In addition to the basic operation of AlphaSmart’s platforms, the workshops cover specific applications and solutions that enable teachers to fully benefit from the features of AlphaSmart’s platforms. AlphaSmart believes that personal contact with its customers through training has a number of ancillary benefits, including reduction of customer support requirements following installation as well as additional sales, either within the specific school or within the district.

Customer Care.    A key component of AlphaSmart’s sales strategy is providing high-quality customer care. AlphaSmart believes that, because of the limitations of a daily class schedule and lack of on-site support, teachers need prompt customer care. AlphaSmart’s technical support and repair center, located in Red Bluff, California, as well as its customer service center in Irving, Texas, service the U.S. market. AlphaSmart’s

European customer care is handled through AlphaSmart’s customer care and logistics center in Stockton-on-Tees, United Kingdom.

Marketing

As of December 31, 2004, AlphaSmart employed seven employees in its marketing department, which includes product management, product marketing and graphics design. Because AlphaSmart believes hands-on experience with AlphaSmart products is AlphaSmart’s best selling tool, AlphaSmart focuses its attention on exposing as many decision making educators as possible to its platforms. AlphaSmart employs a number of marketing tools in the sales cycle, all of which are designed to promote brand awareness and product exposure. Also, due to the growing number of AlphaSmart users, AlphaSmart established an online community that allows teachers from anywhere in the world to share their ideas and unique applications with other teachers who use its platforms. AlphaSmart’s marketing department also directs product management, which includes product positioning, pricing and interacting with the product development team.

Product Development and Technology

AlphaSmart believes it must continue to invest in product development and technology to remain competitive in the education technology market. AlphaSmart currently has nine employees dedicated to the design process. AlphaSmart’s product development staff has a high level of expertise in hardware design and software development for the educational market as well as testing, quality assurance, hardware/software integration and technical writing.

Intellectual Property

AlphaSmart’s devices include proprietary system software, and the Dana by AlphaSmart platform also includes the Palm OS operating system. AlphaSmart’s platforms include a number of additional applications and SmartApplets that expand functionality into different curricula.

The success of AlphaSmart’s Dana platform depends on AlphaSmart’s relationship with PalmSource. In June 2001 AlphaSmart entered into a software license agreement with PalmSource, Inc. permitting AlphaSmart to incorporate Palm OS software, technology and trademarks into AlphaSmart’s Dana platform. AlphaSmart’s Palm OS license requires the payment of royalties and maintenance and support fees to PalmSource. The license is non-exclusive, and PalmSource may continue to license the Palm OS to others, including AlphaSmart’s competitors. AlphaSmart’s license agreement with PalmSource extends until December 2008 and may be renewed if both parties agree. AlphaSmart’s license with PalmSource provides that PalmSource may allow AlphaSmart to examine or modify the source code to the Palm OS software. If an entity that develops, manufactures, markets and/or distributes handheld or mobile computing devices or related operating systems software acquires more than 20% of AlphaSmart’s outstanding stock or directly merges with AlphaSmart, AlphaSmart would be required to return any source code that AlphaSmart have obtained and AlphaSmart’s right to examine or modify source code would terminate. In addition, AlphaSmart must obtain PalmSource’s written consent to assign the agreement, which consent shall not be unreasonably withheld, except that AlphaSmart may assign the agreement one time without such consent to a wholly owned subsidiary.

For the AlphaSmart 3000 platform, SmartApplets include proprietary software as well as software and content developed by or licensed from third parties. AlphaSmart currently has relationships with a number of third party developers pursuant to which AlphaSmart licenses content for which AlphaSmart internally creates the software applications. One of the AlphaSmart 3000 applications that AlphaSmart has internally developed is KeyWords, which AlphaSmart licenses from Renaissance Learning, Inc. AlphaSmart also licenses the SmartApplet technology and brand to third party developers, who then develop technology for AlphaSmart’s platforms. For example, Don Johnston, Inc. is the third party developer of the Co: Writer SmartApplet. AlphaSmart has also internally developed and branded several applications for AlphaSmart’s platforms, including AlphaWord and AlphaQuiz. AlphaQuiz is a group of programs including QuizDesigner, QuizManager and the AlphaQuiz SmartApplet that can integrate third party content to help teachers expand their testing and assessment capabilities.

AlphaSmart licenses from a third party the right to use the one button send feature included in its AlphaSmart 3000 and Dana devices. The license requires the payment of royalty fees and is valid for the remaining life of the patent issued on the one button send feature, which expires in 2008. The license is non- exclusive and the licensor may continue licensing the technology to other parties, including AlphaSmart’s competitors. This license may be assigned in connection with the sale of all or substantially all of AlphaSmart’s assets or the sale of a controlling interest in AlphaSmart. If AlphaSmart loses the right to use this technology, AlphaSmart would be required to either license alternative methods of delivering the functionality currently provided by the one button send feature or design around the patent. However, AlphaSmart cannot provide assurances that such alternatives will be available, or that such alternatives will be as effective and cost efficient as the technology AlphaSmart currently uses.

To protect its intellectual property, AlphaSmart generally enters into confidentiality or license agreements with its employees, consultants and alliance members and controls access to and limits distribution of its proprietary technology. AlphaSmart also owns five trademark registrations and one application in the United States and a total of 17 trademark registrations and one application in other countries. AlphaSmart holds two U.S. patents and two foreign patents. Of the two U.S. patents, one expires in 2015, and the other expires in 2020. The two foreign patents expire in 2016. AlphaSmart does not currently use these patents to protect its core technology.

Competition

The education technology solutions market is highly competitive and AlphaSmart expects competition to increase in the future. The principal competitive factors in AlphaSmart’s market are specific purpose functionality, total cost of ownership, durability, reputation, brand awareness, service and support. AlphaSmart believes that it compares favorably to many current competitors with respect to some or all of these factors. Many of AlphaSmart’s direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than AlphaSmart does. These competitors may be able to respond more rapidly than AlphaSmart can to changes in preferences or requirements in the educational technology market or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their platforms than AlphaSmart does. Furthermore, there are a number of significantly larger companies with which AlphaSmart does not currently compete that do not presently offer the same or similar technology solutions for the education market but that could, with limited barriers to entry, compete directly with AlphaSmart in the future.

AlphaSmart’s competitors include sellers of the following:

PCs and Mobile Labs.    PCs are computing devices capable of several functions, from multimedia web browsing, financial modeling and graphic designing to simple tasks like word processing. Mobile labs generally consist of carts containing up to thirty wirelessly networked laptops that can be wheeled from classroom to classroom. Generally, however, laptops, including those that comprise mobile labs, have a significantly higher total cost of ownership and complexity, are less durable and have significantly shorter battery lives than AlphaSmart’s platforms. Competitors in this category include Apple Computer, Inc., Dell Computer Corporation and Hewlett-Packard Company.

PDAs.    These devices, based on Palm OS, Win CE or embedded Linux technology, are smaller, less expensive and more portable than PCs. They offer several similar features to PCs, but, due to their screen size and lack of an integrated keyboard, provide limited functionality. They are primarily used as computer companions that allow the user to have redundant data such as address books, task lists, memos and a few files while traveling. AlphaSmart believe these products are better suited for business users than educational users. Competitors in this category include Palm, Inc., Dell Computer Corporation and Hewlett-Packard Company.

Manufacturing and Supply Chain

AlphaSmart currently uses All Quality & Services, Inc. in San Jose, California, to facilitate procurement, production and testing. AlphaSmart believes that, upon 90-days’ notice, All Quality & Services would be capable of meeting any reasonable increase in capacity that AlphaSmart could foresee. AlphaSmart takes title to inventory only when the units are completed, and the manufacturer purchases components and manages inventory. AlphaSmart takes physical delivery of the products in AlphaSmart’s facility in Fremont, California and conducts a final quality check and final configuration before shipping. This process has contributed to a low rate of product return and customer support calls per unit in the field. AlphaSmart handles all order processing, finished goods, inventory management, final configuration, and fulfillment and customer support internally utilizing Oracle’s online ERP system. Order processing, both directly from the customer and from an online order site, is managed from AlphaSmart’s primary offices in Los Gatos, California and is purchase-order based.

Employees

As of December 31, 2004, AlphaSmart had eighty-nine full time employees and three independent sales representatives covering various territories in the United States. Full time employees include nine in product development, fifty-seven in sales, marketing and customer support, eleven in operations and twelve in administration. AlphaSmart also employs several part time employees and, from time to time, AlphaSmart employs independent contractors to support these operational areas. None of AlphaSmart’s employees are represented by a union, and AlphaSmart believes its relationship with its employees is good.

ITEM 2.	PROPERTIES

As of December 31, 2004, AlphaSmart’s material facilities consisted of the following leased premises:

Location	Square Footage	Use	Termination Date
Los Gatos, California	15,000	Corporate headquarters	Third quarter of 2005
Fremont, California	24,600	Warehouse	First quarter of 2008
Red Bluff, California	15,000	Technical support and repair center	First quarter of 2006

AlphaSmart believes that its facilities are adequate for its current operations.

ITEM 3.	LEGAL PROCEEDINGS

On November 20, 2003, one of AlphaSmart’s contract manufacturers, Wolf Electronix, Inc., filed a lawsuit against the Company in United States District Court for the District of Utah, alleging that the Company breached their contract with Wolf and violated a U.S. federal anti-discrimination statute by no longer using Wolf for volume order manufacturing. Wolf is seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, AlphaSmart answered the complaint and denied Wolf’s allegations. Discovery is in progress, and trial is currently scheduled for May 2005. AlphaSmart believes Wolf’s claims lack merit and that it has meritorious defenses to each claim.

From time to time AlphaSmart is involved in litigation arising out of claims in the normal course of business. Based on the information presently available, including discussion with outside legal counsel, AlphaSmart believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on AlphaSmart’s financial position, liquidity or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

AlphaSmart’s common stock has been traded on the Nasdaq National Market under the symbol “ALSM” since AlphaSmart’s public offering on February 6, 2004. The following table sets forth, for the period indicated, the high and low sales price for the common stock as reported by the Nasdaq National Market. As of February 22, 2004 AlphaSmart had 69 stockholders of record.

	High		Low
Fiscal Year Ended December 31, 2004
First Quarter	$6.99	*	$5.06	*
Second Quarter	$5.83		$3.88
Third Quarter	$5.15		$3.50
Fourth Quarter	$3.75		$2.72

*	AlphaSmart’s common stock began trading on the Nasdaq National Market System on February 6, 2004.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 about AlphaSmart’s common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of AlphaSmart’s board of directors under the 1998 Stock Option Plan, the 2003 Stock Option Plan and the 2003 Stock Purchase Plan.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding securities reflected in first column)
Plan category
Equity compensation plans approved by securityholders	928,409	$3.53	312,091
Equity compensation plans not approved by securityholders	N/A	N/A	N/A

Total	928,409	$3.53	312,091

(1)	The amount of shares to be issued upon exercise of outstanding rights under AlphaSmart’s 2003 Stock Purchase Plan are excluded for the purchase period beginning on August 2, 2004 as such amount was not determinable until the expiration of the related purchase period on February 1, 2005.

Dividend Policy

To date, AlphaSmart has paid no cash dividends on its common stock, and has no current intention to do so.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1 to November 30	250 shares*	$1.50	0	0

*	Shares repurchased pursuant to a restricted stock grant.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations and the consolidated balance sheet data for the years ended, and as of, December 31, 2004, 2003, 2002, 2001 and 2000 are derived from our audited consolidated financial statements.

The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net revenue	$35,461	$38,864	$35,631	$36,225	$33,686
Cost of revenue	17,149	18,803	16,951	18,567	17,781

Gross margin	18,312	20,061	18,680	17,658	15,905

Operating expenses:
Research and development	2,410	3,177	2,931	2,384	1,280
Sales and marketing	7,084	5,971	5,312	4,471	2,912
General and administrative	4,613	4,163	4,403	4,033	4,610

Total operating expenses	14,107	13,311	12,646	10,888	8,802

Income from operations	4,205	6,750	6,034	6,770	7,103
Other expense	(580)	(1,043)	(1,018)	(1,590)	(1,906)

Income before provision for income taxes	3,625	5,707	5,016	5,180	5,197
Provision for income taxes	(1,413)	(2,283)	(2,024)	(2,238)	(2,230)

Net income	$2,212	$3,424	$2,992	$2,942	$2,967

Net income per share:
Basic	$0.16	$0.62	$0.55	$0.54	$0.57

Diluted	$0.15	$0.31	$0.28	$0.27	$0.28

Shares used in computing per share amounts:
Basic	13,802,725	5,550,386	5,481,226	5,411,028	5,211,077

Diluted	14,726,527	10,954,914	10,807,508	10,925,533	10,487,369

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,070	$2,285	$1,403	$1,997	$237
Working capital	12,277	1,748	63	578	798
Total assets	18,982	13,692	9,795	9,425	11,083
Long-term liabilities	42	12,126	12,841	16,294	19,302
Redeemable convertible preferred stock	—	13,468	13,468	13,468	13,468
Total stockholders’ equity (deficit)	15,285	(21,132)	(24,740)	(27,886)	(30,997)

ITEM 7.	ALPHASMART MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Financial Data” and AlphaSmart’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10K. In addition, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the merger of AlphaSmart and Renaissance Learning, Inc.; expected seasonality of AlphaSmart’s net revenue; AlphaSmart’s intentions regarding international sales channels; AlphaSmart’s expectation that the trend toward increased international revenue will continue; AlphaSmart’s expectation regarding gross margin trends and inventory and accounts receivable reductions; AlphaSmart’s expectation regarding research and development expense, sales and marketing expense, general and administrative expense, other expense and AlphaSmart’s effective tax rate; AlphaSmart’s expectations regarding use of the remaining net proceeds of its initial public offering; expectations regarding AlphaSmart’s future capital and liquidity requirements; the disclosure included in AlphaSmart’s future minimum lease and royalty payment table; and AlphaSmart’s expectation that its cash and cash equivalents will be sufficient to meet its operating and capital requirements for the next 12 months. AlphaSmart’s actual results may be materially different from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10K.

Overview

AlphaSmart provides affordable, portable personal learning solutions for the kindergarten through 12th grade (K-12) classroom. AlphaSmart’s portable personal learning solutions include computer-companion products that are designed to improve and assess students’ academic skills, increase teachers’ classroom productivity, and reduce administrators’ total cost of ownership for district-wide technology literacy and access. AlphaSmart’s computer-companion products are based on three rugged hardware platforms: the Neo by AlphaSmart, the Dana by AlphaSmart and the AlphaSmart 3000 platforms that AlphaSmart sells to school and school districts. An AlphaSmart solution consists of these devices with integrated keyboard, display, and proprietary or licensed operating system and basic application software. They are further enhanced with instructional and assessment software for specific educational subjects as well as management tools for teachers.

AlphaSmart began shipping its first generation product, called the AlphaSmart, in 1993. AlphaSmart’s second-generation product, the AlphaSmart Pro, began shipping in 1995, followed by the AlphaSmart 2000 in 1997. Each of these products was a single purpose device designed to aid students in learning keyboarding and writing skills. In 2000, AlphaSmart introduced one of its current platforms, the AlphaSmart 3000, the first device that could be updated with additional proprietary, third party and licensed applications, which AlphaSmart calls SmartApplets. In 2001, AlphaSmart added management tools, which include administrative software, a mobile cart and a USB hub, called the AlphaHub. The AlphaHub enables teachers to configure a group of up to 30 AlphaSmart 3000s in the cart and to manage the devices from a single PC in the classroom. In 2001, AlphaSmart began selling SmartOption Bundles, which include up to 30 devices and related management tools. In October 2002, AlphaSmart began shipping its Palm OS-based platform, the Dana by AlphaSmart, directed at the higher grade levels in the K-12 market, while still continuing to ship the AlphaSmart 3000, which has been more successful at the lower grade levels. AlphaSmart began shipping the Dana Wireless in August 2003 and its newest product, Neo by AlphaSmart, in August 2004. Neo has a 50% larger screen, enhanced system software, new font technology and twice the memory, compared to its predecessor, the AlphaSmart 3000.

On January 24, 2005 AlphaSmart entered into an Agreement and Plan of Merger and Reorganization with Renaissance Learning, Inc. Under the terms of this agreement, which has been approved by AlphaSmart’s board of directors, Renaissance Learning, Inc. will acquire AlphaSmart in a two step-merger. If the merger closes, each AlphaSmart stockholder will be entitled to receive $3.75 for each share of AlphaSmart stock and will have the option to be paid in cash, Renaissance Learning, Inc. common stock or some combination of the two, subject to pro-ration so that the total consideration paid will aggregate no more than 45% stock and no less than 55% cash.

The completion of the merger is contingent upon customary conditions of closing, including regulatory clearances and the approval of AlphaSmart’s stockholders. The acquisition is expected to close during the second quarter of 2005.

Renaissance Learning, Inc. filed a proxy statement/ prospectus on Form S-4 (File No. 333-122993) on February 25, 2005, and AlphaSmart stockholders are encouraged to read this proxy statement/ prospectus for a more thorough discussion of the proposed merger with Renaissance Learning, Inc.

Net Revenue.    AlphaSmart’s net revenue is derived primarily from the sale of the AlphaSmart 3000, Neo by AlphaSmart and Dana by AlphaSmart platforms, either on an individual device basis or as part of a bundle. AlphaSmart has sold its devices in over 8,000 of the approximately 15,000 U.S. school districts and, in the year ended December 31, 2004, more than 80% of its net revenue was from districts to which it had previously sold devices.

Because the U.S. K-12 budget cycle runs from July 1 through June 30 each year, AlphaSmart’s net revenue tends to be highest in the second calendar quarter of each year, as schools spend the remaining funds in the current year budget. AlphaSmart also generally sees a slow down in spending in July and early August of each year, followed by an increase in late August and early September as the new school year commences. As a result, AlphaSmart typically expects its net revenue to be higher in the second and third calendar quarters of each year than in the first and fourth calendar quarters.

Since AlphaSmart began shipments in 1993, its net revenue increased each year, with the exception of 2002 and 2004. During the second half of 2002, AlphaSmart believes that its customers were anticipating significant cutbacks in their technology budgets and, as a result, delayed technology-purchasing decisions. AlphaSmart believes this trend contributed to lower net revenue in the year ended December 31, 2002 than in the year ended December 31, 2001.

AlphaSmart believes that education technology budgets came under pressure during 2004, and that this pressure resulted in lower education technology spending overall during 2004, as compared to 2003. This reduction in education technology spending adversely affected AlphaSmart’s net revenue in 2004. Furthermore, during the second half 2004, AlphaSmart believes that its customers’ technology spending priorities changed due in part to recent government mandates focusing school districts more on implementing technology solutions that address specific student performance issues. Since failure to address those issues results in less federal funding for schools, both improved student performance and the ability to assess that performance and demonstrate improvement have become higher priorities. As a result, schools are making technology purchases based on integrated solutions that can directly address student skill development and then provide data on the assessment of that development. AlphaSmart believes this trend may have resulted in increased competitive pressure from PCs, particularly in connection with sales of AlphaSmart’s Dana platform. AlphaSmart also believes this trend toward more solutions-oriented purchases, including the lengthened decision cycle that resulted in part from this trend, contributed to lower net revenue in the year ended December 31, 2004 than in the year ended December 31, 2003.

AlphaSmart sells to schools and school districts, both directly and through value-added resellers, or VARs, and through international distribution channels. Direct sales were 85% of AlphaSmart’s net revenue in the year ended December 31, 2004 and 81% in the year ended December 31, 2003. As of June 30, 2003, AlphaSmart discontinued sales through domestic catalog-based resellers and added several new direct sales employees. International sales were 13% of AlphaSmart’s net revenue in the year ended December 31, 2004 and 11% of its net revenue in the year ended December 31, 2003. In the international markets AlphaSmart intends to continue to sell through reseller channels as well as direct sales employees.

Cost of Revenue; Gross Margin.    Cost of revenue consists of:

•	Cost of third party manufacturing, including amortization of tooling costs;

•	Expense for operations organization, which performs final configuration, testing, shipping and receiving, and a portion of the expense of AlphaSmart’s customer care center;

•	Third party royalties and license fees;

•	Estimated obsolete or slow-moving inventory costs; and

•	Estimated warranty costs.

A third party manufactures AlphaSmart’s devices. Accordingly, a significant portion of AlphaSmart’s cost of revenue consists of payments to this third party manufacturer. AlphaSmart also provides a limited three-year warranty on the AlphaSmart 3000 and Neo by AlphaSmart platforms and a limited one-year warranty on the Dana by AlphaSmart platform. AlphaSmart estimates and records the cost of the warranty at the time of sale.

AlphaSmart’s gross margin has been and will be affected by a variety of factors, including the mix and average selling price of its products, the cost of components and manufacturing labor, the cost of third party software, fluctuations in volume, competition, warranty and support costs, component shortages and the mix of distribution channels through which its products are sold. The Dana platform, which AlphaSmart began shipping in October 2002, carries a higher average selling price and a lower gross margin percentage than the AlphaSmart 3000 and Neo by AlphaSmart platforms.

Research and Development.    Research and development expense consists primarily of salaries and related overhead expense for development and engineering personnel, fees paid to consultants and outside contractors, and prototype costs related to the design, development, testing and enhancement of the AlphaSmart platforms. AlphaSmart expenses its research and development costs as they are incurred or capitalizes them under SFAS No. 86 where required.

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

Other Expense.    Other expense relates primarily to interest payments on outstanding balances on AlphaSmart’s term loan and revolving line of credit with a bank, as well as interest accretion, and premium, under its mandatorily redeemable preferred stock. For further discussion regarding these obligations, you should read “— Liquidity and Capital Resources.” AlphaSmart used a portion of the proceeds of its February 2004 public offering to repay the term loan in its entirety and to fully redeem the mandatorily redeemable preferred stock, including accrued dividends and a redemption premium.

Provision for Income Taxes.    Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings including the effect of treating the nondeductible premium and interest expense on the mandatorily redeemable preferred stock as a discrete item in the first quarter of 2004. In addition, the calculation of AlphaSmart’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. AlphaSmart records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of AlphaSmart’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, AlphaSmart is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results may differ from these estimates under different assumptions or conditions. AlphaSmart believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition.    Revenue is recognized when it is earned in accordance with applicable accounting standards, including Statement of Position No. 97-2, “Software Revenue Recognition,” as amended. AlphaSmart recognizes revenue from the sale of its devices and software upon shipment to the customer, provided at the time of shipment there is persuasive evidence of an arrangement with the customer, the fee is fixed or determinable, collection of the receivable is reasonably assured and there are no remaining unfulfilled obligations.

Revenue recognized is net of an estimated amount for the return of devices and software. AlphaSmart measures estimated future returns related to the current period by analyzing historical returns, current economic trends and changes in customer demand and acceptance of its devices and software. The balance of its allowance for sales returns was $47,000 as of December 31, 2004.

AlphaSmart does not provide free updates to its devices or software, however it does provide limited customer support, which includes email and phone support as well as software bug fixes which can be downloaded from the AlphaSmart website. AlphaSmart accrues for the costs associated with providing such customer support as a cost of revenue at the time the revenue is recognized.

Allowance for Doubtful Accounts.    AlphaSmart assesses collection risk based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. AlphaSmart does not request collateral from its customers. If AlphaSmart determines that collection of a fee is not reasonably assured, it defers the fee and recognizes net revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. AlphaSmart also maintains allowances for doubtful accounts for estimated collection risk losses resulting from the inability of its customers to make required payments. If the financial condition of AlphaSmart’s customers was to deteriorate, resulting in an impairment of the customers’ ability to make payments, additional allowances may be required. The balance of the allowance for doubtful accounts was $77,000 as of December 31, 2004.

Obsolete or Slow-Moving Inventory.    AlphaSmart writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Prepaid Royalties.    In some cases where AlphaSmart pre-pays royalties relating to the licensing of third party software, amortization is recorded based on the number of units shipped times royalty cost per-unit basis. The royalty cost per unit is computed using estimates of expected sales over the life of the licensing contract. In the event of a significant decline in the estimated sales, AlphaSmart would have to accelerate the amortization of prepaid royalties by increasing the royalty cost per unit for future periods. For example, in the fourth quarter of 2004, AlphaSmart incurred a charge related to revisions of its estimates under its agreement with PalmSource, Inc.

Warranty Accrual.    AlphaSmart provides for the estimated cost of product warranties at the time net revenue is recognized. While it engages in product quality programs and processes, including monitoring and evaluating the quality of its component suppliers, AlphaSmart’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from AlphaSmart’s estimates, revisions to the estimated warranty liability would be required. The balance of the reserve for warranty obligations was $257,000 as of December 31, 2004.

Valuation Allowance for Deferred Tax Assets.    AlphaSmart has not recorded a valuation allowance to reduce its deferred tax assets, as it believes those assets are more likely than not to be realized. While it has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event it were to determine that it would not be able to realize its deferred tax assets in the future in excess of its net recorded amount, a valuation allowance may be necessary and may decrease income in the period such a determination is made.

Results of Operations

The following table sets forth the percentage of consolidated net revenue represented by items in AlphaSmart’s consolidated income statements for the periods presented:

	Years Ended December 31,
	2004	2003	2002
Consolidated Statement of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	48.4	48.4	47.6

Gross margin	51.6	51.6	52.4

Operating expenses:
Research and development	6.8	8.2	8.2
Sales and marketing	20.0	15.4	14.9
General and administrative	13.0	10.7	12.4

Total operating expenses	39.8	34.3	35.5

Income from operations	11.8	17.3	16.9
Other expense	(1.6)	(2.6)	(2.9)

Income before provision for income taxes	10.2	14.7	14.0
Provision for income taxes	(4.0)	(5.9)	(5.6)

Net income	6.2%	8.8%	8.4%

Years Ended December 31, 2004 and 2003

Net Revenue.    Net revenue from the sale of AlphaSmart products decreased 9% to $35.5 million for the year ended December 31, 2004, from $38.9 million for the year ended December 31, 2003. AlphaSmart believes the decrease in net revenue resulted from softness in technology spending in the K-12 education market generally, as well as increased customer demand for solutions that meet specific education needs, which increased competitive pressure on AlphaSmart’s platforms, particularly the Dana platform, which faced increased competitive pressure from PCs. Dana shipments accounted for approximately 28% of net revenue for the year ended December 31, 2004 compared to 29% for the year ended December 31, 2003. No single customer accounted for more than 10% of AlphaSmart’s net revenue in either year. U.S. sales accounted for 87% of its net revenue for the year ended December 31, 2004 and 89% of its revenue for the year ended December 31, 2003. Net revenue from AlphaSmart’s direct sales channels accounted for 85% of its net revenue for the year ended December 31, 2004 and 81% of its net revenue for the year ended December 31, 2003.

Gross Margin.    Gross margin was 51.6% for the year ended December 31, 2004, and the year ended December 31, 2003. Gross margin for the year ended December 31, 2004 was negatively impacted by 0.5% due to lower revenue spread across fixed overhead costs, offset by generally higher average selling prices. AlphaSmart expects gross margin to be lower in 2005 than during 2004, primarily as a result of an anticipated higher percentage of Dana Wireless shipments, which carry a lower gross margin than other products, higher royalty costs on the Dana platform related to a change in forecasted volume under AlphaSmart’s license agreement with PalmSource and an anticipated higher percentage of Neo shipments, which carry a lower gross margin than the AlphaSmart 3000.

Research and Development.    Research and development expense decreased to $2.4 million, or 7% of net revenue, for the year ended December 31, 2004, from $3.2 million, or 8% of net revenue, for the year ended December 31, 2003. The decrease in absolute dollars was attributable primarily to a decrease in bonuses of $267,000 and a decrease of $462,000 in consulting and outside development expenses. AlphaSmart expects research and development expense to remain relatively flat in 2005.

Sales and Marketing.    Sales and marketing expense increased to $7.0 million, or 20% of net revenue, for the year ended December 31, 2004, from $6.0 million, or 15% of net revenue, for the year ended December 31, 2003. The increase in absolute dollars included $830,000 related to the expansion of its direct sales organizations in the United States, $87,000 related to increased marketing programs, and $113,000 related to increased travel costs. A portion of this increased expense related to AlphaSmart’s efforts to adapt to the changing educational technology spending market by focusing its sales organization on selling integrated solutions that address specific educational needs and on targeting sales efforts at the district level, where more education technology spending decisions are being made. AlphaSmart expects sales and marketing expense to increase slightly in 2005 as a result of AlphaSmart’s expectation that it will pay increased commissions and training and travel expenses. AlphaSmart also expects the opening of a new customer service center in late 2004 to increase sales and marketing expense in 2005.

General and Administrative.    General and administrative expense increased to $4.6 million, or 13% of net revenue, for the year ended December 31, 2004, from $4.2 million, or 11% of net revenue, for the year ended December 31, 2003. The increased general and administrative expense related primarily to additional personnel costs of $150,000 and additional professional service costs of $250,000 required to operate as a public company. AlphaSmart expects general and administrative expense to increase significantly in 2005, primarily as a result of transaction costs related to AlphaSmart’s proposed merger with Renaissance Learning, Inc.

Other Expense.    Other expense was approximately $580,000 for the year ended December 31, 2004 and $1.0 million for the year ended December 31, 2003. The decrease reflects the liquidation of all term debt and the redemption of AlphaSmart’s mandatorily redeemable preferred stock upon the completion of its initial public offering on February 11, 2004. With the redemption of AlphaSmart’s mandatorily redeemable preferred stock and repayment of AlphaSmart’s term loan in 2004 in connection with AlphaSmart’s initial public offering in February 2004, AlphaSmart expects other expense to consist primarily of net interest income and expense in 2005.

Provision for Income Taxes.    AlphaSmart accrued income taxes at an effective tax rate of 39% for the year ended December 31, 2004 and 40% for the year ended December 31, 2003. The differences between the federal rate of 34% and the effective rates indicated are primarily due to state income taxes and non-deductible interest accretion, partially offset by research and development credits. AlphaSmart expects the effective tax rate to fall slightly in 2005 due to the elimination of the non-deductible interest that AlphaSmart paid on its mandatorily redeemable preferred stock in 2004.

Years Ended December 31, 2003 and 2002

Net Revenue.    Net revenue from the sale of AlphaSmart products increased 9% to $38.9 million for the year ended December 31, 2003, from $35.6 million for the year ended December 31, 2002. This increase resulted primarily from a change in the mix of products shipped. While the total number of devices shipped in the year ended December 31, 2003 was substantially the same as the total number of devices shipped in the year ended December 31, 2002, the higher priced Dana devices accounted for 29% of net revenue in the year ended December 31, 2003 compared to 4% for the year ended December 31, 2002. AlphaSmart began shipping the Dana device in October 2002. No single customer accounted for more than 10% of AlphaSmart’s net revenue in either year. U.S. sales accounted for 89% of AlphaSmart’s net revenue for the year ended December 31, 2003 and 92% of its net revenue for the year ended December 31, 2002. Net revenue from its direct sales channels accounted for 81% of its net revenue for the year ended December 31, 2003 and 76% of its net revenue for the year ended December 31, 2002.

Gross Margin.    Gross margin was 51.6% for the year ended December 31, 2003 and 52.4% for the year ended December 31, 2002. This decrease resulted primarily from the change in product mix to a higher proportion of the lower margin Dana product in the year ended December 31, 2003.

Research and Development.    Research and development expense increased to $3.2 million, or 8% of net revenue, for the year ended December 31, 2003, from $2.9 million, or 8% of net revenue, for the year ended December 31, 2002. The increase in absolute dollars was attributable primarily to an increase in personnel and related overhead expense.

Sales and Marketing.    Sales and marketing expense increased to $6.0 million, or 15% of net revenue, for the year ended December 31, 2003, from $5.3 million, or 15% of net revenue, for the year ended December 31, 2002. The increase in absolute dollars was related to expansion of AlphaSmart’s direct sales organization, both in the United States and internationally.

General and Administrative.    General and administrative expense decreased to $4.2 million, or 11% of net revenue, for the year ended December 31, 2003, from $4.4 million, or 12% of net revenue, for the year ended December 31, 2002. The decrease in absolute dollars was attributable primarily to the inclusion in 2002 of charges of approximately $300,000 each for relocation of the corporate headquarters and a financing which was subsequently delayed. This decrease was partially offset by an increase in personnel and related overhead expense in 2003.

Other Expense.    Other expense was approximately $1.0 million each for the years ended December 31, 2003 and 2002, primarily representing interest charges.

Provision for Income Taxes.    AlphaSmart accrued income taxes at an effective tax rate of 40% for the years ended December 31, 2003 and 2002. The difference between the federal rate of 34% and the effective rate of 40% is primarily due to state income taxes and non-deductible interest accretion, partially offset by research and development credits.

Liquidity and Capital Resources

As of December 31, 2004, cash and cash equivalents totaled $4.1 million, compared to $2.3 million as of December 31, 2003. Cash equivalents are short-term, interest-/bearing, investment-grade securities with original or remaining maturities of ninety days or less as of the date of purchase.

Net cash used in operating activities was $3.0 million for the year ended December 31, 2004 and consisted primarily of a net change in assets and liabilities of $6.6 million, partially offset by net income of $2.2 million, depreciation and amortization of $426,000 and premium and interest expense on mandatorily redeemable preferred stock of $588,000. The increase in inventory of $1.3 million relates primarily to a shortfall in AlphaSmart’s revenue compared to its forecast. The total increase in other current assets and other assets of $2.5 million relates primarily to prepaid royalties. The reduction in accounts payable of $1.1 million relates primarily to AlphaSmart’s reduced inventory purchases in the fourth quarter and the decrease in accrued liabilities of $1.8 million primarily reflects the payment of its accrued public offering costs of $1.5 million and accrued bonuses of $500,000. For the year ended December 31, 2003, net cash provided by operating activities was $3.8 million and consisted primarily of net income of $3.4 million, allowance for doubtful accounts and sales returns of $230,000, depreciation and amortization of $430,000 and interest on mandatorily redeemable preferred stock of $728,000, offset by a net change in assets and liabilities of $879,000. The net change in assets and liabilities consisted primarily of increases in inventory and other assets of $1.4 million and $1.5 million, respectively, offset by increases in accounts payable and accrued liabilities of $575,000 and $1.4 million, respectively. The increases in other assets and accrued liabilities related primarily to expenses incurred in connection with AlphaSmart’s initial public offering.

Net cash used in investing activities of $616,000 for the year ended December 31, 2004 resulted from purchases of property and equipment of $265,000 and purchases of capitalized software of $351,000. Net cash used in investing activities of $210,000 for the year ended December 31, 2003 resulted from purchases of property and equipment.

Net cash provided by financing activities was $5.4 million for the year ended December 31, 2004 and consisted of net proceeds from the sale of common stock in an initial public offering of $20.4 million, partially offset by the repayment of a loan facility of $4.0 million, repayment of a line of credit of $873,000 and the redemption of mandatorily redeemable preferred stock of $10.3 million. For the year ended December 31, 2003, net cash used in financing activities was $2.8 million and consisted primarily of net repayments under a loan facility.

On February 11, 2004, AlphaSmart completed an initial public offering of 4.0 million shares of its common stock at a price of $6.00 per share. The offering provided net proceeds to AlphaSmart of $20.4 million, which is net of underwriters’ discounts and commissions of $1.7 million and related legal, accounting, printing and other expenses totaling $1.9 million. AlphaSmart used $4.0 million of the proceeds to repay an outstanding term loan, $873,000 to pay down a line of credit, and $10.3 million to redeem 100,000 shares of mandatorily redeemable preferred stock. It has used and intends to continue to use the remaining net proceeds of the offering for working capital and general corporate purposes, including product research and development, marketing programs, further development of its sales force and capital expenditures. Pending these uses, AlphaSmart has invested the net proceeds of the offering in short-term, interest-bearing, investment-grade securities.

AlphaSmart currently has a revolving line of credit with a bank in the amount of $3.0 million, which expires on May 31, 2005. At December 31, 2004 AlphaSmart had no outstanding balance under this line of credit.

The following table describes AlphaSmart’s commitments to settle contractual obligations in cash as of December 31, 2004 (in thousands):

Years Ending December 31,	Minimum Operating Lease Payments	Minimum Royalty Payments	Minimum Capital Lease Payments
2005	$557	$3,282	$100
2006	217	1,508	20
2007	198	100	4
2008	39	25	1
2009	—	—	—

	$1,011	$4,915	$125

AlphaSmart’s future liquidity and capital requirements will depend on numerous factors, including

•	the amount, type and timing of product sales;

•	the extent to which AlphaSmart’s existing and new products gain market acceptance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies; and

•	the continued availability of financing.

AlphaSmart believes that its cash and cash equivalents of $4.1 million as of December 31, 2004 will be sufficient to meet its operating and capital requirements through at least the next 12 months. However, it is possible that AlphaSmart may require additional financing within this period. In addition, even if it has sufficient funds to meet its anticipated cash needs in the next 12 months, it may need to raise additional funds beyond this time. AlphaSmart may be required to raise those funds through public or private financings, strategic relationships or other arrangements. AlphaSmart cannot assure that funding, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If AlphaSmart fails to raise capital when needed, its failure could have a negative impact on its profitability and its ability to pursue its business strategy.

Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. AlphaSmart adopted EITF 03-6 on April 1, 2004. The adoption of EITF Issue 03-6 did not have a material impact on AlphaSmart’s financial position or results of operations.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43 (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. AlphaSmart does not believe that adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share-based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, AlphaSmart is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. AlphaSmart currently uses the Black-Scholes option-pricing model to value options for financial statement disclosure purposes. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. AlphaSmart is required to adopt SFAS 123R in the third quarter of fiscal 2005. AlphaSmart is evaluating the requirements of SFAS 123R and expects its impact on AlphaSmart’s results of operations will not be materially different from the amount as calculated under FAS 123, depending on the plan and its terms, the valuation model used, and other factors.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. AlphaSmart is evaluating its impact on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. AlphaSmart does not expect the adoption of this new tax provision to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges on non-monetary assets that do not have commercial substance. The effective date is for exchanges occurring in fiscal periods beginning after June 15, 2005. AlphaSmart believes that the adoption of this standard will have no material impact on its consolidated financial statements.

Factors That May Affect Future Results of Operations

There are numerous risks associated with the pending merger with Renaissance Learning, Inc.

On January 25, 2005, AlphaSmart announced that it had entered into a definitive agreement to be acquired by Renaissance Learning, Inc. in a merger transaction. The transaction is subject to a number of risks, including risks related to:

•	unanticipated costs related to the merger;

•	diversion of management’s time and attention from AlphaSmart’s existing business;

•	disruption of AlphaSmart’s ongoing business operations;

•	potential loss of key employees and employee productivity;

•	adverse effects on existing business relationships with customers and customer prospects;

•	potential revenue declines as a result of customer and potential customer uncertainty; and

•	the failure to realize the expected benefits from becoming part of a Renaissance Learning, Inc., including the potentially enhanced financial and competitive position.

In addition, if the merger is not consummated for any reason, AlphaSmart may be subject to a number of risks, including:

•	the market price of AlphaSmart’s common stock could decline following an announcement that the merger has been abandoned to the extent that the current market price reflects a market assumption that the merger will be completed;

•	the effect of incurring substantial costs related to the merger, such as legal, accounting and financial advisor fees, which will be required to be paid even if the merger is not consummated;

•	AlphaSmart’s ability to retain key employees may be adversely affected;

•	AlphaSmart’s relationships with customers may be adversely affected; and

•	depending upon the reason for termination of the merger, the possible requirement that AlphaSmart pay a substantial termination fee to Renaissance Learning, Inc.

In connection with the proposed merger, AlphaSmart and Renaissance Learning, Inc. filed a proxy statement/prospectus with the Securities and Exchange Commission on February 25, 2005 (File No. 333-122993). The proxy statement/prospectus contains important information about AlphaSmart, Renaissance Learning, Inc., the proposed merger, risks relating to the merger, and related matters. AlphaSmart urges all of its stockholders to read the proxy statement/prospectus.

If fewer teachers and administrators adopt educational technology solutions and embrace one-to-one computing than AlphaSmart expects, or if AlphaSmart’s current and future platforms do not obtain broad market acceptance for other reasons, AlphaSmart may be unable to sustain or increase its net revenue and its business and financial results could be adversely affected.

AlphaSmart’s business depends on an increasing number of teachers and administrators adopting educational technology solutions and embracing the concept of one student to one computer, or one-to-one computing. There is the risk, however, that one-to-one computing may not produce the expected educational benefits or teachers and administrators may not recognize the benefits. As a result, fewer teachers and administrators may incorporate AlphaSmart’s platforms into their classrooms than AlphaSmart expects, which could result in AlphaSmart’s inability to increase or sustain its net revenue and materially adversely affect AlphaSmart’s business, financial condition and results of operations. Also, market acceptance of AlphaSmart’s platforms may be negatively influenced by a number of other factors, including:

•	A reluctance of teachers to adopt and use educational technology to supplement their customary teaching practices due to habit or the belief that the technology is too complicated or too difficult to adopt and manage; and

•	Resistance by parents based on the belief that children should not depend on technology as a substitute for the development of basic skills.

Furthermore, the K-12 educational technology market in which AlphaSmart competes is characterized by new product introductions and, to a lesser extent, technological changes. These trends may reduce sales of AlphaSmart’s existing platforms. AlphaSmart’s success depends on its ability to respond to these trends by enhancing its existing platforms and developing and successfully introducing new platforms.

AlphaSmart’s sales are primarily to educational institutions. A decline of investment in, or loss or reduction of government funding for, educational technology could result in AlphaSmart being unable to sustain or increase its net revenue, which would negatively affect AlphaSmart’s business and financial results.

Substantially all of AlphaSmart’s net revenue is derived from sales to educational institutions, individual teachers and their suppliers. AlphaSmart cannot assure you that educational institutions and/or individual teachers will continue to invest in technology-based platforms. Due to AlphaSmart’s dependence on educational institutions, the funding of which depends largely on government support, a substantial decrease in funding for educational technology would have a material adverse effect on AlphaSmart’s business, financial condition and results of operations. The sources of funding for AlphaSmart’s platforms depend heavily on local, state and federal political bodies and, as a result, education budgets may vary from year to year. In this regard, government funding provided under Title II, Part D of the Elementary and Secondary Education Act, also know as the Enhancing Education Through Technology Act of 2001, was reduced from $700 million to $500 million for the 2005 school year (July 2004 to June 2005). The funding under this act may be further reduced or even completely eliminated for the coming school year. This reduction, as well as other significant reductions in education funding, particularly in states like California and Texas in which AlphaSmart has many customers, would likely result in reduced technology spending and materially adversely affect AlphaSmart’s financial results. For instance, AlphaSmart believes that the challenging spending environment AlphaSmart faced throughout 2004 resulted in part from reduced educational technology budgets, which adversely affected AlphaSmart’s net revenue in 2004.

AlphaSmart must adapt to a recent trend among its customers toward the purchase of products based on integrated solutions that address specific educational needs.

Partially as a result of recent government mandates, most notably the No Child Left Behind Act, school districts are much more focused on implementing technology solutions that address very specific student performance issues. As a result, particularly in the last 18 months, schools are making more technology purchase decisions based on their need for integrated solutions that can directly address student skill development and then provide data on the assessment of that development. Schools previously emphasized getting technology such as AlphaSmart’s into the classroom, rather than identifying technology solutions that can assess and address specific performance issues and needs. This trend has increased the importance of software applications to AlphaSmart’s platforms, which AlphaSmart believes are becoming an increasingly important component of its ability to access the K-12 classroom market. Accordingly, AlphaSmart will need to develop software solutions internally to complement its platforms or enter into additional agreements with third parties with respect to these software solutions. For instance, AlphaSmart believes that developing management software for its Dana by AlphaSmart platform is essential for the success of that platform. Although AlphaSmart believes it can develop and market these kinds of solutions, AlphaSmart believes this trend has been partially responsible for the challenging spending climate AlphaSmart encountered in the last 18 months.

Unless AlphaSmart maintains a strong brand identity, develops the Dana by AlphaSmart and Neo by AlphaSmart brands and protects its brands, AlphaSmart’s business may not grow and its financial results may suffer.

AlphaSmart believes that building and enhancing the value of its brands is critical to attracting purchasers of its platforms. One of AlphaSmart’s strategies is to leverage the strength of the AlphaSmart brand. For example, in 2002 AlphaSmart introduced its Dana by AlphaSmart brand, in 2004 AlphaSmart introduced its Neo by AlphaSmart brand, and in the future AlphaSmart may introduce new brands. AlphaSmart’s success in developing brand awareness will depend on its ability to provide educational technology that meets the needs of students, teachers and administrators. AlphaSmart cannot assure you that it will be successful in promoting its existing or new brands. AlphaSmart will need to increase spending on brand-building strategies, which include advertising, promotional programs and sales force efforts. Net revenue from these activities may not be sufficient to offset associated costs.

AlphaSmart seeks to protect its brands, trademarks and logos through a variety of strategies, including domestic and foreign trademark registrations. However, AlphaSmart may be unable to stop third parties from adopting similar names, trademarks and logos, especially in international markets where intellectual property rights may be less protected or more difficult to enforce. In addition, it is possible that the brands, logos and trademarks AlphaSmart uses may infringe on the rights of others or may be challenged as infringing, and AlphaSmart may have to devote time and money to defending such claims.

AlphaSmart’s platforms compete against PCs, which have greater functionality. If AlphaSmart’s customers and potential customers decide that the benefits of greater functionality outweigh the advantages of AlphaSmart’s platforms, AlphaSmart may suffer competitive losses and its business and financial results would suffer.

AlphaSmart’s indirect competitors include sellers of desktop, laptop, tablet and notebook personal computers, or PCs, which typically have more functionality than AlphaSmart’s platforms. AlphaSmart also competes against providers of PC-based solutions referred to as mobile labs, which generally consist of carts containing thirty or fewer wirelessly networked laptops that can be wheeled from classroom to classroom. AlphaSmart believes that its business depends, in part, on teachers and administrators preferring the lower total cost of ownership, greater durability and targeted functionality associated with AlphaSmart’s platforms to the greater functionality of PCs. However, because of the greater functionality and memory that most PCs have compared to AlphaSmart’s platforms, the recent trend among AlphaSmart’s customers toward demand for integrated solutions may cause customers seeking such integrated solutions to choose PCs over AlphaSmart’s platforms. Furthermore, AlphaSmart expects the price of PCs to continue to decrease, and their durability may increase or PC makers may develop technology that allows teachers to target the functionality of PCs in a classroom environment. As a result of these factors, customers or prospective customers may choose to purchase PCs instead of AlphaSmart’s platforms. For instance, the success of AlphaSmart’s Dana platform, which is targeted at higher grade levels, has been adversely affected by competition from sellers of laptop computers.

AlphaSmart’s sales cycle can be long and unpredictable, and this can lead to fluctuating financial results.

Most of AlphaSmart’s customers are public institutions, such as public school districts, that depend on public funding sources. Funding sources can be found at all levels of government through a wide variety of programs. Identifying the decision maker and a potential funding source is often time consuming. Larger orders, in particular, can take months or years to complete. Other variables also complicate the purchasing process, including the timing of disbursement of funds from funding sources and the person-to-person sales contact process. Sales may take much longer than anticipated, may fall outside the approved budget cycle and, therefore, may not occur due to the loss of funding. As a result of these factors, AlphaSmart’s sales cycle is unpredictable and typically lasts six to 18 months. This unpredictability could cause AlphaSmart’s net revenue and financial results to vary significantly from quarter to quarter. The recent trend towards schools demanding integrated technology solutions that can assess and address specific student performance issues has, AlphaSmart believes, lengthened the sales cycle.

AlphaSmart must manage risks associated with its reliance on third parties to develop software applications for its platforms.

To augment AlphaSmart’s software development activities, AlphaSmart relies on third parties to help develop software applications for its platforms. For instance, AlphaSmart licenses technology included in its KeyWords SmartApplet from Renaissance, and Don Johnston, Incorporated developed the Co:Writer SmartApplet. To increase the attractiveness of its technology platforms, AlphaSmart intends to enter into additional third party relationships for the development of additional software applications for its platforms. AlphaSmart also outsources a portion of AlphaSmart’s internal software development function. Some of these third parties have limited operating histories and limited access to capital. Furthermore, AlphaSmart relies on these third parties to protect their intellectual property rights and to not infringe the rights of others. As a result, AlphaSmart has less control over software development and engineering processes, and associated intellectual property protection and infringement risks, than if AlphaSmart developed software internally. AlphaSmart relies on these third parties to deliver software or other technology that meet AlphaSmart’s specifications in a timely and cost-effective manner, and delays or cost overruns in software developments or intellectual property infringement claims could negatively affect customer relations and AlphaSmart’s competitive position.

The failure of government sponsored education initiatives to endorse, or be complementary to, AlphaSmart’s platforms could adversely affect AlphaSmart’s ability to access some education technology markets.

Substantially all of AlphaSmart’s net revenue is derived from sales to educational institutions, individual educators and their suppliers, the funding of which depends largely on government support. A decrease in government sponsorship of education initiatives that endorse, or are complementary to, the principles and methodologies underlying and associated with AlphaSmart’s platforms, could result in a reduction of funding available to educational institutions to acquire AlphaSmart’s platforms. In the event of such reduction, AlphaSmart may be unable to increase or sustain its net revenue and its business, financial condition and results of operations would be adversely affected. For example, in 2003 the State of Michigan mandated that all seventh grade students have access to laptop computers. The state specifications for what constitutes a laptop computer include larger screen sizes and video and audio features that AlphaSmart’s platforms do not support. If other jurisdictions adopt similar policies, AlphaSmart’s ability to sell its platforms in these jurisdictions would be adversely affected.

Because AlphaSmart’s product offering is not diversified, a decrease in sales of its platforms may seriously harm its business.

AlphaSmart’s three platforms, AlphaSmart 3000, Neo by AlphaSmart and Dana by AlphaSmart, are in a narrow category of products, namely computing devices for use in the K-12 classroom. AlphaSmart does not offer a diversified product line or services, as some of its competitors do. Consequently, if sales of AlphaSmart’s platforms decline precipitously, its business would be seriously harmed, and it may be difficult for it to recover because AlphaSmart does not have the breadth of products that would enable it to sustain its business while seeking to develop new types of products or services or other markets for its platforms. In addition, because AlphaSmart’s technical know-how and intellectual property have limited application, AlphaSmart may be unable to leverage AlphaSmart’s technical know-how and intellectual property to diversify AlphaSmart’s product line or develop other products or sources of revenue outside AlphaSmart’s current niche market.

The success of the Dana by AlphaSmart platform depends substantially on PalmSource, AlphaSmart’s license from PalmSource and the success of the Palm OS operating system. If the Palm OS operating system is unsuccessful or if AlphaSmart’s relationship with PalmSource terminates, AlphaSmart would have to design-in or license an alternative operating system, which could take a long period of time, and AlphaSmart’s net revenue, business and financial condition would be materially and adversely affected.

AlphaSmart currently licenses the Palm OS operating system from PalmSource for use in AlphaSmart’s Dana by AlphaSmart platform. The use of, and interoperability with, the Palm OS operating system is an important part of the Dana by AlphaSmart platform. As a result, the success of AlphaSmart’s Dana by AlphaSmart platform substantially depends on AlphaSmart’s relationship with PalmSource and the success of PalmSource and the Palm OS. If the Palm OS business is unsuccessful, or if PalmSource encounters financial or other difficulties that affect its operations or the popularity of the Palm OS, the success of AlphaSmart’s Dana by AlphaSmart platform would be adversely affected. Also, unless extended by mutual agreement, AlphaSmart’s license agreement with PalmSource will terminate in December 2008.

AlphaSmart’s license with PalmSource also provides that PalmSource may allow AlphaSmart to examine or modify the source code to the Palm OS software. If an entity that develops, manufactures, markets and/or distributes handheld or mobile computing devices or related operating systems software acquires more than 20% of AlphaSmart’s outstanding stock or directly merges with AlphaSmart, AlphaSmart would be required to return any PalmSource code that AlphaSmart may have and AlphaSmart’s right to examine or modify PalmSource’s code would terminate. If this license is terminated, or if PalmSource encounters financial or other difficulties that affect the Palm OS popularity, AlphaSmart may be required to license a substitute operating system, which could be less desirable, time consuming and more costly in terms of cash and other resources. Alternatively, AlphaSmart could develop AlphaSmart’s own operating system, but this would take considerable time, resources and expense, would likely divert AlphaSmart’s engineers’ attention from platform innovations and may not have the advantages of the Palm OS applications compatibility.

Shipments of platforms could be delayed and AlphaSmart’s business may be seriously harmed if AlphaSmart’s suppliers, particularly single source suppliers, do not satisfy AlphaSmart’s requirements and alternative sources are not available.

AlphaSmart relies on its suppliers to deliver necessary components to its contract manufacturer in a timely manner based on AlphaSmart’s forecasts. AlphaSmart does not, and AlphaSmart’s contract manufacturer does not, carry a significant inventory of these components. At various times, some of AlphaSmart’s platforms’ key components, including display components and flash memory, have been in short supply. Delays in AlphaSmart’s supply chain would harm AlphaSmart’s ability to deliver AlphaSmart’s platforms on a timely basis. The cost, quality and availability of components are essential to the successful production and timely sale of AlphaSmart’s platforms. If AlphaSmart’s suppliers are unable to meet AlphaSmart’s demand for these components, AlphaSmart will be required to work around these shortages, which may have a material adverse effect on AlphaSmart’s manufacturing costs and AlphaSmart’s business, financial condition and results of operations. Each of AlphaSmart’s platforms contains certain components, including the following, that have a single source supplier:

•	The display screens on AlphaSmart’s devices;

•	The wireless module kit in AlphaSmart’s Dana Wireless device;

•	Certain microprocessors in AlphaSmart’s devices; and

•	The USB chip in AlphaSmart’s Dana devices.

If any supplier of these components were unable or unwilling to meet AlphaSmart’s needs, qualifying new suppliers would likely be time-consuming and cause production delays.

In addition, although AlphaSmart is evaluating other manufactures, All Quality & Services, Inc. is currently the only manufacturer of their platforms. AlphaSmart does business with All Quality & Services essentially on a purchase order basis and does not have a long term contract with them. Should All Quality & Services ever become unable or unwilling to manufacture AlphaSmart’s platforms, it could take AlphaSmart between 8 to 10 weeks to obtain a new manufacturer and begin to resume shipments of their platforms.

AlphaSmart must maintain customer loyalty, or the net revenue it derives from repeat customers will decrease.

In 2004, more than 80% of AlphaSmart’s net revenue came from districts to which AlphaSmart had previously sold units. If AlphaSmart’s current and repeat customers decide to purchase technology other than AlphaSmart’s, or if they decide to allocate funding away from educational technology, AlphaSmart’s net revenue would decline.

The loss of AlphaSmart’s senior management could have a material adverse effect on AlphaSmart’s business.

AlphaSmart depends on the continued service of its senior management. AlphaSmart’s management team, Ketan D. Kothari, Manish D. Kothari and Joseph Barrus, has a substantial role in AlphaSmart’s product development, AlphaSmart’s reputation and contacts with customers and third party developers and AlphaSmart’s business culture. AlphaSmart does not have employment agreements with any of these persons, and AlphaSmart has no current intention of entering into any such employment agreements. The loss of services of any of these persons could harm AlphaSmart’s business.

AlphaSmart does not know whether additional financing will be available when needed, on favorable terms or at all.

AlphaSmart believes that its cash and cash equivalents of $4.1 million as of December 31, 2004 will be sufficient to meet its operating and capital requirements through at least the next 12 months. However, it is possible that AlphaSmart may require additional financing within this period. In addition, even if AlphaSmart has sufficient funds to meet its anticipated cash needs in the next 12 months, AlphaSmart may need to raise additional funds beyond this time. AlphaSmart may be required to raise those funds through public or private financings, strategic relationships or other arrangements. AlphaSmart cannot assure that such funding, if needed, will be available on favorable terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. To the extent that AlphaSmart raises additional funds through strategic relationships, AlphaSmart may be required to relinquish some rights to technologies or products, or grant licenses on unfavorable terms. If AlphaSmart fails to raise capital when needed, AlphaSmart’s failure could have a negative impact on AlphaSmart’s profitability and AlphaSmart’s ability to pursue its business strategy.

If AlphaSmart’s customers delay purchases to evaluate new products and platforms it may introduce in the future, AlphaSmart’s financial results could be adversely affected.

AlphaSmart intends to continue to introduce new products and platforms. In response to these introductions, AlphaSmart’s customers may delay purchases of AlphaSmart’s existing platforms and products, which could adversely affect AlphaSmart’s financial results. For example, AlphaSmart believes that the introduction of Neo in the second quarter of 2004 may have adversely affected net revenue during that period as a result of school districts delaying their purchasing decision to evaluate the Neo product.

Loss of the right to use the one-button-send feature included in the AlphaSmart 3000, Neo and Dana devices could adversely affect AlphaSmart’s business.

AlphaSmart licenses from a third party the right to use the one button send feature in AlphaSmart’s AlphaSmart 3000, Neo and Dana devices. If AlphaSmart loses the right to use this technology, AlphaSmart would be required to either license alternative methods of delivering the functionality that is currently provided by the one button send feature or design around the patent. AlphaSmart could experience production delays while it attempts to secure suitable technology alternatives. Such delays could adversely affect its business. Also, if AlphaSmart is successful in obtaining technology alternatives, such technology may not be as effective as, and may be more costly than, the technology AlphaSmart currently uses.

AlphaSmart’s quarterly operating results are likely to fluctuate, which could cause it to miss expectations about these results and cause the trading price of AlphaSmart’s common stock to decline.

AlphaSmart’s operating results are likely to fluctuate substantially from quarter to quarter for a variety of reasons, many of which are beyond its control. As a result, AlphaSmart believes that you should not rely on period-to-period comparisons of its financial results as an indication of its future performance. Factors that are likely to cause AlphaSmart’s quarterly net revenue and operating results to fluctuate include those disclosed in these risk factors and others such as:

•	AlphaSmart’s ability to introduce new or enhanced products and market acceptance of these products;

•	Changes in customer demand for AlphaSmart’s existing products, including changes relating to reductions in K-12 budgets for technology and the seasonality of K-12 spending;

•	Delays in placing purchase orders while evaluating new product offerings;

•	Extended lead time in placing purchase orders due to internal decision making processes at school districts;

•	AlphaSmart’s ability to maintain AlphaSmart’s licensing relationships with third party developers;

•	Increases in operating expenses needed to adapt to changing business requirements;

•	Changes in the pricing policies of or the introduction of new products or product enhancements by AlphaSmart or its competitors;

•	AlphaSmart’s product mix or geographic sales mix;

•	Operational disruptions, including a lack of availability of, or a significant cost increase, for AlphaSmart’s components and product delays;

•	Increases in product returns and reserves for doubtful accounts; and

•	Market conditions in the education market or the economy as a whole.

If AlphaSmart’s quarterly net revenue or operating results fall below the expectations of market analysts or investors, its stock price could decline substantially. For instance, in the third quarter of 2004 AlphaSmart failed to meet analyst’s expectations for its financial results, and its stock price declined.

AlphaSmart’s quarterly results have fluctuated in the past due in part to school funding calendars, and these seasonal fluctuations make predicting its sequential quarterly results difficult.

AlphaSmart’s sales are typically substantially higher in its second quarter, when districts use end of year funds, and in AlphaSmart’s third quarter, when districts use beginning of year funds. As a result of these fluctuations and other risks AlphaSmart has described in these risk factors, financial results for a quarter are not indicative of any subsequent quarter. This can make predicting AlphaSmart’s financial results difficult.

AlphaSmart’s platforms compete with other solutions. If AlphaSmart’s customers and potential customers choose these other solutions, AlphaSmart may suffer competitive losses and its financial results would suffer.

In addition to competing with PC manufacturers, AlphaSmart also competes against sellers of other technology solutions, such as personal digital assistants, or PDAs, based on operating systems such as the Palm OS, Win CE or embedded Linux. Although PDAs generally have a smaller screen than AlphaSmart’s platforms and generally do not include integrated keyboards, they offer some of the same benefits to students, teachers and administrators as AlphaSmart’s platforms. For instance, PDAs generally have a lower initial cost and are more portable than PCs. As such, customers or prospective customers may choose to purchase PDAs instead of AlphaSmart’s platforms. Also, historical competitors have in the past attempted to replicate AlphaSmart’s technology and market it to the U.S. K-12 market. Although AlphaSmart believe these competitors currently have little or no market share, they have at times caused AlphaSmart to reduce prices in order to obtain customer sales. This type of competition could in the future cause AlphaSmart to lower prices in some markets, or any of such companies could emerge as more significant competitors. Furthermore, there are a number of significantly larger companies with which AlphaSmart does not currently compete that do not currently offer the same or similar technology solutions for the education market but that could, with limited barriers to entry, compete directly in the future.

AlphaSmart expects its competitors, including providers of PCs, to continue to reduce their prices; to improve the performance of their current platforms; and to introduce new platforms, services and technologies. Successful new platform introductions or enhancements by AlphaSmart’s competitors could reduce the sales and market acceptance of AlphaSmart’s platforms, cause intense price competition or make AlphaSmart’s platforms obsolete. Many of AlphaSmart’s direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than AlphaSmart does. These competitors may be able to respond more rapidly than AlphaSmart can to changes in preferences or requirements in the educational technology market or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their platforms than AlphaSmart does. To be competitive, AlphaSmart must continue to invest resources in research and development, sales and marketing and customer support. AlphaSmart cannot be sure that it will have sufficient resources to make these investments or that it will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. AlphaSmart’s failure to compete successfully against current or future competitors could seriously harm its business.

If AlphaSmart’s third party manufacturers are unable to perform, or if AlphaSmart does not provide its manufacturers with accurate demand forecasts, AlphaSmart could experience production delays or increased expenditures, which could adversely affect its net revenue or operating results.

AlphaSmart relies on third party manufacturers for a substantial portion of the procurement, production and testing of AlphaSmart’s platforms. Although AlphaSmart believes it could find alternate manufacturers, if these manufacturers are unable to perform their functions, AlphaSmart could experience disruptions in its operations and delays in its shipments. Furthermore, AlphaSmart must provide these manufacturers with accurate rolling demand forecasts. If AlphaSmart’s actual requirements exceed its forecasts, these manufacturers may be unable to manufacture its products in a timely manner to meet customer demand. If AlphaSmart’s forecasts are more than its actual requirements, AlphaSmart could be required to reimburse its manufacturers for their component purchases on its behalf if they are unable to use those components in AlphaSmart’s products.

Dana by AlphaSmart, AlphaSmart’s platform based on the Palm OS operating system, is targeted in part at the higher education market, a market in which AlphaSmart has little experience. AlphaSmart’s lack of experience in the higher education market could adversely affect its ability to penetrate that market.

Historically, almost all of AlphaSmart’s net revenue has come from the K-12 market. AlphaSmart has not yet been successful selling Dana by AlphaSmart to the higher education market in significant quantities. AlphaSmart believes that its Dana by AlphaSmart platform, which began shipping in October 2002, will be useful in the higher education market. However, AlphaSmart does not have the experience and customer contacts in the higher education market that it has in the K-12 market. As a result, AlphaSmart may be unable to market its Dana devices successfully to the higher education market or other markets in which they would otherwise be useful. Furthermore, AlphaSmart could incur costs related to its efforts to penetrate the higher education market that are not offset by related net revenue.

Failure to manage growth of its direct and indirect sales force effectively could increase costs that are not offset by increased net revenue, result in reduced net revenue and harm its operating results.

AlphaSmart intends to expand its international presence, market and sell its Dana devices in selected markets, such as journalism and higher education, and continue to adapt its focus in the U.S. K-12 markets by focusing its sales efforts at the district level and by adapting to the recent trend toward customer demand for integrated solutions. These strategies require AlphaSmart to manage its direct and indirect sales force teams effectively. Internationally, almost all of AlphaSmart’s historical sales have been conducted through resellers. To increase its international presence, AlphaSmart must enter into reseller agreements in its existing international markets and in the additional markets it enters or it must hire and train direct international sales employees in these markets. In the U.S. K-12 markets, AlphaSmart intends to hire additional direct sales employees within the next year. In hiring these employees, AlphaSmart needs to select the proper markets in which to focus the new employees and assess the start-up costs associated with establishing a customer base and contacts in the selected markets. Furthermore, to be successful selling its platforms in the United States, AlphaSmart must continue to adapt its sales strategy to its customers’ focus on integrated solutions and also must focus its sales efforts at the district level, where more education technology purchase decisions are being made. Also, as AlphaSmart increases its installed base and introduces new products, it will need to manage the training and staffing of AlphaSmart’s customer care services. For instance, AlphaSmart recently opened a customer care center in Irving, Texas. If AlphaSmart does not manage these challenges effectively, AlphaSmart may be unable to capitalize on available opportunities or it may expend costs that are not justified by related net revenue.

The loss of key employees, or the inability to attract key employees, could limit AlphaSmart’s ability to develop new platforms and result in lost sales and diversion of management.

AlphaSmart’s success depends in part on its ability to attract and retain qualified management, sales and marketing and engineering personnel. As AlphaSmart enters new markets, such as higher education, vertical markets and international markets, AlphaSmart will need to hire sales and other personnel with familiarity with these markets.

AlphaSmart may be unable to protect its intellectual property adequately or cost-effectively, which may cause it to lose market share or reduce its prices.

AlphaSmart’s success depends to a significant degree on its ability to protect and preserve the proprietary aspects of AlphaSmart’s technology. However, AlphaSmart may be unable to prevent third parties from using its technology without its authorization. Although AlphaSmart has been issued patents in the United States and Europe, it does not currently rely on patents to protect its core intellectual property. To protect its intellectual property, AlphaSmart generally enters into confidentiality or license agreements with its employees, consultants and third party developers and controls access to and limits distribution of AlphaSmart’s proprietary technology. However, these measures afford only limited protection and may be inadequate. Enforcing these or other rights

AlphaSmart has related to its technology could be costly, time-consuming and distracting. Others may develop non-infringing technologies that are similar or superior to AlphaSmart’s. If competitors are able to develop such technology, they may be able to market and sell products that compete with AlphaSmart’s, and this competition could adversely affect AlphaSmart’s business.

AlphaSmart’s future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

To date, AlphaSmart has generated substantially all of its net revenue from sales in the United States. In 2004, approximately 13% of AlphaSmart’s net revenue was generated from international sales. AlphaSmart intends to continue to expand its presence in such markets and enter additional international markets in the near future, and these expansion efforts will be subject to economic, political, regulatory, and other risks generally associated with international sales and operations. To the extent that AlphaSmart’s net revenue from international operations represents an increasing portion of its net revenue, AlphaSmart will be subject to increased exposure to international risks, including changes in a specific country’s or region’s political or economic conditions and difficulty in managing widespread sales and support operations.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect AlphaSmart’s reported results of operations.

For example, recent changes requiring that AlphaSmart record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on its reported results.

AlphaSmart’s business could be harmed by lawsuits that have been filed, or may in the future be filed, against PalmSource involving the Palm OS operating system.

Suits against PalmSource involving the Palm OS operating system, which AlphaSmart licenses from PalmSource, could adversely affect AlphaSmart. A disruption in PalmSource’s business because of these suits could disrupt AlphaSmart’s operations and result in higher costs. PalmSource is or has been a defendant in several patent infringement lawsuits involving the Palm OS operating system. Although AlphaSmart has not been a party to these cases, AlphaSmart could be adversely affected by a determination adverse to PalmSource as a result of market uncertainty or platform changes that could arise from such a determination.

AlphaSmart could become subject to litigation regarding intellectual property, which could divert management attention, be costly to defend and prevent it from using or selling the challenged technology.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is particularly prevalent in the technology industry. In addition, in recent years, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may pursue litigation against AlphaSmart with respect to intellectual property-based claims, including any such claims related to use of AlphaSmart’s existing brands, trademarks and logos. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to AlphaSmart’s platforms that could arise in the future, AlphaSmart could be required to obtain licenses to the infringing technology; begin using other brands, trademarks and logos; pay substantial damages under applicable law; cease the manufacture, use and sale of platforms found to be infringing; or expend significant resources to develop non-infringing technology. AlphaSmart’s insurance may not cover potential claims or may not be adequate to indemnify it for damages it incurs. Also, litigation frequently involves substantial expenditures and can require significant management attention, even if AlphaSmart ultimately prevails.

AlphaSmart recently became a public company. Being a public company has increased AlphaSmart’s administrative costs and could make it more difficult to attract and retain key personnel.

AlphaSmart became a public company in February 2004. As a public company, AlphaSmart is incurring significant legal, accounting and other expenses that it did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, The Nasdaq Stock Market revised its requirements for companies that are Nasdaq-listed. These new rules and regulations have increased AlphaSmart’s legal and financial compliance costs and made some activities more time consuming and/or costly. For example, partially in connection with becoming a public company AlphaSmart has added additional independent directors, created several board committees, implemented additional internal controls and disclosure controls and procedures, retained a transfer agent, a bank note company, and a financial printer, adopted an insider trading policy and has all of the internal and external costs of preparing and distributing periodic public reports in compliance with AlphaSmart’s obligations under the securities laws. These new rules and regulations could also make it more difficult to attract and retain qualified members of AlphaSmart’s board of directors, particularly to serve on AlphaSmart’s audit committee, and qualified executive officers.

Any errors or defects contained in AlphaSmart’s platforms, or failure to comply with applicable safety standards, could result in delayed shipments or rejection or recall of AlphaSmart’s platforms, damage to AlphaSmart’s reputation and exposure to regulatory or other legal action.

AlphaSmart has experienced, and in the future may experience, delays in releasing some of its platforms, and recalls of existing platforms, due to defects or errors in its platforms. For instance, in May 2003 AlphaSmart issued a recall on approximately 9,000 Dana devices as a result of a defect in the display screens that in some cases resulted in the backlight to the screen malfunctioning. Although the recall is complete, AlphaSmart cannot assure you that AlphaSmart’s platforms in the future will not contain other errors or defects that are discovered after commercial shipments have begun. Children could sustain injuries from AlphaSmart’s platforms, and AlphaSmart may be subject to claims or lawsuits resulting from such injuries. Any such injuries or recalls could result in the rejection of AlphaSmart’s platforms by AlphaSmart’s customers, damage to AlphaSmart’s reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm AlphaSmart’s business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AlphaSmart has limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

AlphaSmart’s exposure to interest rate risk relates primarily to its investment portfolio and credit facilities. All investments are classified as cash equivalents carried at cost and are deposited with financial institutions that approximate market value. AlphaSmart does not plan to use derivative financial instruments in its investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at December 31, 2004, the decline in fair value of the portfolio would not be material. AlphaSmart plans to ensure the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. It plans to mitigate default risk by investing in high-credit quality securities.

AlphaSmart’s exposure to market risk also relates to the increase or decrease in the amount of interest expense it must pay on its revolving line of credit with a bank. At December 31, 2004, AlphaSmart had no outstanding balance under this line of credit. Amounts owed under its revolving line of credit accrue interest at a rate equal to a bank rate that was 5.25% per annum at December 31, 2004.

The risk associated with fluctuating interest expense is limited to these debt instruments, and AlphaSmart does not believe that a 10% change in the interest rate would have a significant impact on its interest expense.

AlphaSmart did not have any off-balance sheet arrangements at December 31, 2004.

Foreign Currency Risk

Although AlphaSmart pays salaries that are fixed in British pounds to its European employees, to date, its exposure to foreign currency rate fluctuations has not been significant. Substantially all of its international sales are transacted in U.S. dollars. To date, AlphaSmart does not use derivative financial instruments for speculative trading purposes, nor does it hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations

The following table presents AlphaSmart’s unaudited quarterly consolidated results of operations for its most recent eight quarters including the quarter ended December 31, 2004. You should read the following table in conjunction with the consolidated financial statements and the related notes, listed in the index appearing under Item 15(a)(1), contained elsewhere in this Annual Report on Form 10-K. AlphaSmart has prepared the data on the same basis as its audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that it considers necessary for a fair statement of its financial position and operating results for the quarters presented. Operating results for any quarter are not indicative of results for any future quarters or for a full year.

The following table sets forth the statements of operations data for each of the periods indicated (in thousands, except per share data):

	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(Unaudited)
Net Revenue	$6,805	$8,795	$11,075	$8,786	$8,264	$10,590	$11,712	$8,298
Cost of Revenue	3,777	4,185	4,906	4,281	3,935	5,428	5,364	4,076

Gross margin	3,028	4,610	6,169	4,505	4,329	5,162	6,348	4,222

Operating expenses Research and development	567	596	633	614	768	764	884	761
Sales and marketing	1,750	1,638	1,850	1,846	1,557	1,522	1,481	1,411
General and administrative	1,269	1,111	1,256	977	1,067	1,072	1,038	986

Total operating expenses	3,586	3,345	3,739	3,437	3,392	3,358	3,403	3,158

Income (loss) from operations	(558)	1,265	2,430	1,068	937	1,804	2,945	1,064
Other income (expense)	48	(3)	(2)	(623)	(248)	(257)	(278)	(260)

Income (loss) before provision for income taxes	(510)	1,262	2,428	445	689	1,547	2,667	804
Benefit from (provision for) income taxes	290	(422)	(899)	(382)	(276)	(619)	(1,067)	(321)

Net income (loss)	$(220)	$840	$1,529	$63	$413	$928	$1,600	$483

Net income (loss) per share:
Basic	$(0.01)	$0.06	$0.10	$0.01	$0.07	$0.17	$0.29	$0.09

Diluted	$(0.01)	$0.06	$0.10	$0.00	$0.04	$0.09	$0.15	$0.04

Shares used in computing per share amounts:
Basic	14,800	14,724	14,628	11,630	5,597	5,552	5,481	5,411

Diluted	14,800	15,116	15,123	13,840	10,964	10,907	10,808	10,926

Net Revenue.    AlphaSmart generally experiences higher revenue in its second and third quarters as a result of the U.S. K-12 budget cycle that runs from July 1 through June 30 each year. Increased spending in the second quarter is a result of schools spending the remaining funds in the current year and increased spending in the third quarter is a result of the new school year commencing. AlphaSmart expects this seasonality to continue.

Gross Margin.    The decrease in gross margin percentage from the third quarter of 2004 to the fourth quarter of 2004 was due primarily to a combination of higher costs for the AlphaSmart 3000 solution bundles,

Dana related incentives, increased royalty costs on the Dana, product mix, and lower revenue on fixed overhead costs.

Research and Development.    The decrease in research and development expense from the fourth quarter of 2003 to the first quarter of 2004 was primarily the result of capitalizing outside development costs of $126,000 in the first quarter of 2004.

Sales and Marketing.    The increase in sales and marketing expense from the fourth quarter of 2003 to the first quarter of 2004 was primarily $173,000 related to increased headcount and $114,000 related to the acceleration of marketing programs.

General and Administrative.    The increase in general and administrative expense from the first quarter of 2004 to the second quarter of 2004 was primarily the result of increased costs to operate as a public company. The increase in general and administrative expense from the third quarter of 2004 to the fourth quarter of 2004 was primarily the result of $100,000 of increased legal costs related to litigation.

AlphaSmart’s quarterly operating results have varied on a quarterly basis and are likely to fluctuate in the future. Some of the important factors that could cause its net revenue and operating results to fluctuate from quarter-to-quarter include:

•	Customer demand for its products;

•	Reductions in K-12 budgets for technology;

•	AlphaSmart’s ability to deliver reliable, cost-effective new products in a timely manner;

•	AlphaSmart’s ability to maintain its licensing relationships with third party developers;

•	AlphaSmart’s product mix or geographic sales mix;

•	Increases in operating expense needed to adapt to changing business requirements;

•	A reduction in the price of AlphaSmart’s products;

•	A lack of availability of or a significant cost increase for AlphaSmart’s components;

•	Seasonality of K-12 spending;

•	Defaults on accounts receivable; and

•	Market conditions in the education market or the economy as a whole.

Due to these and other risks identified in this Annual Report, AlphaSmart expects its operating results to fluctuate. As such, it believes that quarter-to-quarter comparisons of its net revenue and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

AlphaSmart has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of AlphaSmart’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-

15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2004 that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In lieu of filing a separate Form 8-K to report the information described below, AlphaSmart has elected to include the following information in its Form 10-K as permitted by applicable SEC rules. The following disclosure would otherwise have been required to have been filed on Form 8-K under the heading “Item 2.02 Results of Operations and Financial Condition.”

On February 25, 2005, Renaissance Learning, Inc. filed a proxy statement/ prospectus on Form S-4 which disclosed the audited results of operations and financial statements of AlphaSmart for the fiscal year ended December 31, 2004, which audited results of operations and financial statements are also included in this Annual Report on Form 10-K.

Renaissance Learning Inc.’s registration statement on Form S-4, includes a proxy statement/prospectus and other relevant materials in connection with the proposed merger transaction involving AlphaSmart and Renaissance Learning, Inc. (File No. 333-122993). INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THIS FILING BECAUSE IT CONTAINS IMPORTANT INFORMATION REGARDING THE PROPOSED MERGER TRANSACTION. Investors and security holders may obtain free copies of these documents and other documents filed with the SEC when they become available at the SEC’s website at www.sec.gov. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by AlphaSmart at AlphaSmart’s website at www.alphasmart.com or by contacting AlphaSmart investor relations at IR@alphasmart.com or via telephone at (408) 355-1029. Investors and security holders may obtain free copies of the documents filed with the SEC by Renaissance Learning, Inc. by directing such requests to Renaissance Learning, Inc., Attention: Corporate Secretary, 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54995 or via telephone at (715) 424-3636. Renaissance Learning, Inc., AlphaSmart and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of AlphaSmart in connection with the merger transaction. Information regarding directors and executive officers of AlphaSmart and Renaissance Learning, Inc. and their respective interests in the proposed transaction is available in the proxy/prospectus of AlphaSmart and Renaissance Learning, Inc. described above and other relevant materials to be filed with the SEC.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding AlphaSmart’s executive officers and directors as of December 31, 2004:

Name	Age	Position
Ketan D. Kothari	41	Chief Executive Officer and Chairman of the Board

Manish D. Kothari	38	President and Director

James M. Walker	56	Chief Financial Officer, Chief Operating Officer and Secretary

Joseph Barrus	43	Chief Technology Officer

David M. Gallatin	43	Vice President of Engineering

Walter G. Kortschak	45	Director

William J. Schroeder	60	Director

V. David Watkins	48	Director

Terry Crane	54	Director

Ketan D. Kothari is a co-founder of AlphaSmart and has served as its chief executive officer and as a director since January 1992. He served as AlphaSmart’s president from January 1992 until March 2003. From 1989 to January 1998, Mr. Kothari held several positions at Apple Computer, Inc., including service product manager and engineering project manager. Mr. Kothari holds a B.S. in electrical engineering from Brigham Young University and an M.B.A. from Brigham Young University. Mr. Kothari is the brother of Manish D. Kothari.

Manish D. Kothari is a co-founder of AlphaSmart and has served as its president since April 2003 and as one of AlphaSmart’s directors since November 1993. From July 2000 to March 2003, he served as AlphaSmart’s chief marketing officer and chief operating officer. From November 1993 to June 2000, Mr. Kothari served as AlphaSmart’s vice president of sales and marketing and chief operating officer, and from November 1993 to August 2001 he served as AlphaSmart’s chief financial officer. From November 1990 through October 1993, he served as a strategic planning and marketing associate at Cardiac Pacemakers, Inc., a company specializing in implantable pacemakers and defibrillators. Mr. Kothari holds a B.S. in electrical engineering from Brigham Young University, an M.S. in electrical engineering from the University of Wisconsin—Madison and an M.B.A. from the University of Chicago. Mr. Kothari is the brother of Ketan D. Kothari.

James M. Walker has served as AlphaSmart’s chief financial officer and secretary since August 2001 and as its chief operating officer since April 2003. From March 2000 to June 2001, Mr. Walker served as chief financial officer for Rivio, Inc., a provider of web-based services to small businesses. From November 1996 to November 1999, Mr. Walker served as chief financial officer of Diamond Multimedia Systems, Inc., a supplier of multimedia subsystems to the personal computer industry. Mr. Walker holds a B.S. in mathematics from San Jose State University, a B.S. in accounting from Santa Clara University and an M.B.A. from Santa Clara University. Also, on January 25, 2005, AlphaSmart announced that Mr. Walker had been appointed president and chief executive officer of Alara, Inc., a privately held provider of storage phosphor technology imaging systems for a variety of medical applications. Mr. Walker has indicated that he plans to continue serving as AlphaSmart’s chief financial officer, chief operating officer and secretary until the closing of AlphaSmart’s merger with Renaissance Learning, Inc.

Joseph Barrus is a co-founder of AlphaSmart and has served as AlphaSmart’s chief technology officer since January 1992. From January 1992 to March 2003, Mr. Barrus also served as AlphaSmart’s vice president of research and development. From January 1999 to May 2002, Mr. Barrus served as one of AlphaSmart’s directors. From May 1987 through July 1994, Mr. Barrus held several positions at Apple Computer, Inc., including systems integrator, project engineer and hardware engineer. Mr. Barrus holds a B.S. in electrical engineering from Brigham Young University and an M.S. in electrical engineering from Santa Clara University.

David M. Gallatin has served as AlphaSmart’s vice president of engineering since January 2003. From March 1997 to January 2003, Mr. Gallatin served as the chief technical officer of Set Engineering, Inc., an outsourced product development company. From 1991 to 1997, Mr. Gallatin held several product development positions at Apple Computer, Inc.

Walter G. Kortschak has served as one of AlphaSmart’s directors since June 1999. Mr. Kortschak is a managing partner and managing member of various entities affiliated with Summit Partners, a private equity and venture capital firm, where he has been employed since June 1989. Mr. Kortschak is a member of the board of directors of Somera Communications, Inc., a telecommunications company, and several privately held companies. Mr. Kortschak holds a B.S. in civil engineering from Oregon State University, an M.S. in civil engineering from The California Institute of Technology and an M.B.A. from the University of California, Los Angeles.

William J. Schroeder has served as one of AlphaSmart’s directors since June 1999. Mr. Schroeder served as the president and chief executive officer of Vormetric, Inc., a private developer of enterprise computer security systems, from 2002 until October 2004. During 2000, Mr. Schroeder served as the president and chief executive officer of CyberIQ Systems, Inc., a private developer of Web switches and cryptographic accelerators, which filed for protection under federal bankruptcy laws in March 2001. From 1994 to 1999, Mr. Schroeder was the president and chief executive officer of Diamond Multimedia Systems, Inc., and from 1986 to 1994, Mr. Schroeder served as the president (1986-1989) and as the vice chairman (1989-1994) of Conner Peripherals, Inc. Mr. Schroeder also serves as a member of the boards of directors of CNF Inc. and WatchGuard Technologies, Inc., as well as two private boards. Mr. Schroeder holds a B.S. in electrical engineering and an M.S. in electrical engineering from Marquette University and an M.B.A. with High Distinction from Harvard Business School.

V. David Watkins has served as one of AlphaSmart’s directors since January 2003. Mr. Watkins has served as president and chief executive officer of TrueSpectra, Inc., a server-based imaging solution provider, since 2001. From January 2000 to June 2001, Mr. Watkins served as president and chief operating officer of Talk City/Liveworld Productions, Inc., a marketing services company. From March 1999 to January 2000, Mr. Watkins served as president and chief executive officer of RioPort, Inc., a portable audio device developer. From April 1996 to March 1999, Mr. Watkins served as a general manager of Diamond Multimedia Systems, Inc. Mr. Watkins has a B.A. in economics from Connecticut College and an M.B.A. from the Stanford Graduate School of Business.

Terry Crane has served as one of AlphaSmart’s directors since September 2003. Dr. Crane is currently a consultant helping companies and institutions develop technology solutions for the education market. From 2000 to 2003, Dr. Crane served as the vice president for education and family products at AOL, Inc. From 1997 to 2000, Dr. Crane served as the president of Josten’s Learning, a curriculum software company. From 1985 to 1997, Dr. Crane held various management and executive positions at Apple Computer, Inc. In 1996, she served Apple as senior vice president of worldwide strategic marketing and from 1994 to 1996 as senior vice president of the North American education division. Dr. Crane also serves as chairman of the board of directors of Nobel Learning Communities, Inc., a public company, Questia, Inc, and the Western Governors University. Dr. Crane has a B.S. in elementary education and mathematics from the University of Texas at Austin, an M.Ed. in early childhood education, and an Ed.D. in administrative leadership from the University of North Texas.

Code of Conduct and Business Ethics

AlphaSmart has adopted a code of conduct and business ethics that applies to principal executive officers, senior officers and Section 16 officers (including AlphaSmart’s Chief Executive Officer and Chief Financial Officer). AlphaSmart has posted this code of conduct and business ethics on their website at www.alphasmart.com on their Investor Relations page under the sub-heading Directors. AlphaSmart intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to or waivers from the code of conduct and business ethics by posting such information on its website at www.alphasmart.com.

Audit Committee

AlphaSmart’s board of directors adopted a written charter for the audit committee on September 23, 2003, which was amended in April 2004. AlphaSmart has posted charter on their website at www.alphasmart.com on their Investor Relations page under the sub-heading Directors. Our board of directors has determined that Mr. William J. Schroeder, the chairman of the audit committee, is an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission. Our board of directors has determined that Messrs. Watkins, Crane and Schroeder are “independent” as that term is defined in (i) Nasdaq Rule 4200 and (ii) Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and (iii) the rules and regulations of the SEC (the “SEC Rules”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires AlphaSmart’s directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of AlphaSmart’s common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish AlphaSmart with copies of all Section 16(a) forms they file.

To AlphaSmart’s knowledge, based solely on a review of the copies of such reports furnished to AlphaSmart and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to AlphaSmart’s officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Executive Compensation.    The following table sets forth certain information concerning compensation during the years ended December 31, 2003 and 2004 of AlphaSmart’s chief executive officer and each of the other most highly compensated executive officers for the fiscal years ended December 31, 2003 and 2004, referred to in this Annual Report on Form 10-K as the named executive officers. No individual who would otherwise have been includable in the table on the basis of salary and bonus earned during 2003 or 2004 resigned or otherwise terminated his or her employment during 2003 or 2004.

	Fiscal Year	Annual Compensation(1)				All Other Compensation
Name and Principal Position		Salary		Bonus
Ketan D. Kothari Chief Executive Officer	2003 2004	$ $	200,000 206,154	$ $	35,626 57,156	$ $	5,797 5,797	(2)

Manish D. Kothari President	2003 2004	$ $	200,000 206,154	$ $	35,626 57,156	$ $	5,527 5,479	(3)

James M. Walker Chief Financial Officer, Chief Operating Officer and Secretary	2003 2004	$ $	200,000 206,154	$ $	35,626 57,156	$ $	5,797 5,797	(2)

Joseph Barrus Chief Technology Officer	2003 2004	$ $	200,000 206,154	$ $	35,626 57,156	$ $	5,797 5,797	(2)

David M. Gallatin Vice President of Engineering	2003 2004	$ $	170,000 175,231	$ $	16,150 27,471	$ $	5,317 5,572	(4)

(1)	Excludes other compensation in the form of perquisites and other personal benefits that constitute the lesser of $50,000 or 10% of the total annual salary and bonus of each of the named executive officers in 2003 and 2004.

(2)	Consists of $4,000 in 401(k) contributions made by AlphaSmart on behalf of the named executive officer, $408 in life insurance premiums, and $1,389 in disability premiums paid by AlphaSmart on behalf of the named executive officer.

(3)	Consists of $4,000 in 401(k) contributions made by AlphaSmart on behalf of the named executive officer, $90 in life insurance premiums, and $1,389 in disability premiums paid by AlphaSmart on behalf of the named executive officer.

(4)	Consists of $4,000 in 401(k) contributions made by AlphaSmart on behalf of the named executive officer, $347 in life insurance premiums, and $1,225 in disability premiums paid by AlphaSmart on behalf of the named executive officer.

Option Grants in Fiscal Year 2004.    The following table provides information concerning option grants to AlphaSmart’s named executive officers during 2004.

Name	Individual Grants		Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in 2004			5%	10%
Ketan D. Kothari	—	—	$—	—	$—	$—
Manish D. Kothari	—	—	$—	—	$—	$—
Joseph Barrus	—	—	$—	—	$—	$—
James M. Walker	—	—	$—	—	$—	$—
David M. Gallatin	13,334	7.84%	$4.27	07/09/2014	$35,807	$90,742

(1)	The option was granted pursuant to AlphaSmart’s 2003 Stock Option Plan. No shares were exercisable as of December 31, 2004. Mr. Gallatin’s option will vest in accordance with the following vesting schedule: 25% of the shares subject to the option shall vest twelve months after the vesting commencement date, and 1/48th of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date, subject to the optionee continuing to be a service provider on such dates. The term of the option is ten years from the date of grant. In addition, all unvested options will vest in full pursuant to the terms of the 2003 stock plan if the merger with Renaissance Learning, Inc. is completed as planned.

(2)	Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the SEC and do not represent AlphaSmart’s estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises will depend on the future financial performance of AlphaSmart, overall market conditions and the option holders’ continued employment through the vesting period.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values.    The following table sets forth information concerning option exercises and option holdings during 2004 with respect to the named executive officers. With respect to the named executive officers, no stock appreciation rights were exercised during 2004 and no stock appreciation rights were outstanding as of December 31, 2004. The value of unexercised in-the-money options at December 31, 2004 is calculated based on the closing price of AlphaSmart’s common stock on the Nasdaq National Market System on December 31, 2004, which was $2.95 per share, less the aggregate exercise price of the options.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004				Value of Unexercised In-the-Money Options at December 31, 2004
			Exercisable		Unexercisable		Exercisable		Unexercisable
Ketan D. Kothari	—	$—	—		—		$—		$—
Manish D. Kothari	—	$—	—		—		$—		$—
James M. Walker	80,000	$208,000	153,343	(1)	—		$174,012	(1)	$—
Joseph Barrus	—	$—	—		—		$—		$—
David M. Gallatin	—	$—	36,668	(2)	13,334	(2)	$—		$—

(1)	The options described were granted under AlphaSmart’s 1998 Stock Option Plan. All options outstanding as of December 31, 2004 were immediately exercisable. However, if exercised as of that date, 64,559 shares would be subject to repurchase by AlphaSmart at the original exercise price paid per share, if Mr. Walker were to cease service with AlphaSmart before vesting in those shares. Because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the merger, all unvested options will vest in full pursuant to the terms of the option grant agreements if the merger with Renaissance Learning, Inc. is completed as planned.

(2)	The options described were granted pursuant to AlphaSmart’s 1998 and 2003 stock option plans. 36,668 options outstanding as of December 31, 2004 were granted under the 1998 stock option plan and were immediately exercisable. However, if exercised as of that date, all 21,528 shares would be subject to repurchase by AlphaSmart at the original exercise price paid per share, if Mr. Gallatin were to cease service with AlphaSmart before vesting in those shares. In addition, because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the merger, all unvested options will vest in full pursuant to the term of the option grant agreements or the 2003 Stock Plan if the merger with Renaissance Learning, Inc. is completed as planned.

Director Compensation

Effective January 1, 2005, AlphaSmart began paying each non-employee member of the board of directors a $10,000 annual retainer and $1,000 for each board of directors meeting attended, whether such meeting is attended in person or by teleconference. Also, effective January 1, 2005, under AlphaSmart’s 2003 Stock Plan, any new non-employee member of AlphaSmart’s board of directors receives an option to purchase 24,000 shares of AlphaSmart common stock upon joining AlphaSmart’s board of directors, and each non-employee director, other than a non-employee director that is an affiliate of a significant stockholder, receives an annual option grant to purchase 6,000 shares of common stock.

Employment and Change of Control Agreements

AlphaSmart has not entered into employment agreements with any of its named executive officers.

James M. Walker.    During 2000, Mr. Walker, AlphaSmart’s chief financial officer, chief operating officer and secretary, was granted options to purchase an aggregate of 12,666 shares of AlphaSmart common stock pursuant to AlphaSmart’s 1998 Stock Option Plan. In August 2001, Mr. Walker was granted an option to purchase 187,342 shares of AlphaSmart’s common stock pursuant to AlphaSmart’s 1998 Stock Option Plan. In

September 2003, Mr. Walker was issued an option to purchase 33,335 shares of AlphaSmart common stock under AlphaSmart’s 1998 Stock Option Plan. The option agreements issued in connection with these grants provide for full acceleration of all unvested shares in the event that Mr. Walker’s employment with AlphaSmart is involuntarily terminated within 18 months of a change of control of AlphaSmart. Because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the mergers, all unvested options will vest in full pursuant to the terms of the option grant agreements if the merger with Renaissance is completed as planned.

David M. Gallatin.    In January and September 2003, Mr. Gallatin, AlphaSmart’s vice president of engineering, was granted options to purchase 26,668 and 10,000 shares, respectively, of AlphaSmart common stock pursuant to AlphaSmart’s 1998 Stock Option Plan. The option agreements issued in connection with these grants provides for full acceleration of all unvested shares in the event that Mr. Gallatin’s employment with AlphaSmart is involuntarily terminated within 18 months of a change of control of AlphaSmart. Because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the merger, all unvested options will vest in full pursuant to the terms of the option grant agreements or the 2003 Stock Plan if the merger with Renaissance Learning, Inc. is completed as planned.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of AlphaSmart’s board of directors are Messrs. Kortschak, Schroeder and Watkins. None of AlphaSmart’s executive officers serve on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of AlphaSmart’s board or its compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth as of February 22, 2005 before giving effect to the consummation of the mergers certain information regarding the beneficial ownership of AlphaSmart’s common stock by the following individuals or groups:

•	Each person or entity who is known by AlphaSmart to own beneficially more than 5% of its outstanding stock;

•	Each of AlphaSmart’s named executive officers;

•	Each of AlphaSmart’s directors; and

•	All directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and is generally based on voting or investment power with respect to the securities. This table is based on information supplied by officers, directors, Schedules 13D and 13G, and Forms 3 and 4 filed with the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person are deemed to be outstanding if the options are exercisable within 60 days of the date of this table. The shares subject to options are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. All percentages in this table are based on a total of 14,897,549 shares of common stock outstanding on February 22, 2005. Except as indicated in the footnotes below, AlphaSmart believes, based on information furnished to it and subject to community property laws where applicable, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the principal address of each of the stockholders below is c/o AlphaSmart, Inc., 973 University Avenue, Los Gatos, California 95032.

Name and Address	Number of AlphaSmart Shares Beneficially Owned	Percentage of Shares
Entities Affiliated with Summit Partners(1)	4,378,607	29.4%
Wellington Management Company, LLP(2)	1,030,000	6.9%
T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc.(3)	1,000,000	6.7%
Royce & Associates, LLC(4)	744,100	5.0%
Ketan D. Kothari(5)	1,656,468	11.1%
Manish D. Kothari(6)	1,639,801	11.0%
James M. Walker(7)	233,343	1.6%
Joseph Barrus(8)	1,631,002	10.9%
David M. Gallatin(9)	50,002	*
Walter G. Kortschak(1)	4,378,607	29.4%
William J. Schroeder(10)	59,335	*
V. David Watkins(11)	39,335	*
Dr. Terry Crane(12)	32,666	*
Renaissance Learning, Inc.(13)	9,106,591	61.1%
All directors and executive officers as a group (9 persons)(14)	9,720,559	65.2%

*	Less than one percent.

(1)

Represents 3,202,819 shares held by Summit Ventures V, L.P., 815,702 shares held by Summit V Companion Fund, L.P., 230,276 shares held by Summit V Advisors Fund (QP), L.P., 70,371 shares held by Summit V Advisors Fund, L.P. and 59,439 shares held by Summit Investors III, L.P. (such entities collectively referred to as “Summit Partners”). Summit Partners, LLC is the general partner of Summit Partners V, L.P., which is the general partner of each of Summit Ventures V, L.P., Summit V Companion Fund, L.P., Summit V Advisors Fund (QP), L.P. and Summit V Advisors Fund, L.P. Summit Partners, LLC, through a five-person investment committee composed of certain of its members, has voting and dispositive authority over the shares held by each of these entities and Summit Investors III, L.P. and therefore beneficially owns such shares. Decisions of the investment committee are made by a majority vote of its members and, as a result, no single member of the investment committee has voting or dispositive authority over the shares. Walter G. Kortschak, one of our directors, and Gregory M. Avis, Peter Y. Chung, Scott C. Collins, Bruce R. Evans, Martin J. Mannion, Kevin P. Mohan, Thomas S. Roberts, E. Roe Stamps, Joseph F. Trustey, Robert V. Walsh and Stephen G. Woodsum are the members of Summit Partners LLC and each disclaims beneficial ownership of the shares held by Summit Partners except to the extent of his pecuniary interest therein. The principal address of Summit Partners, L.P. is 499 Hamilton Avenue, Suite 200, Palo Alto, California 94301. The Summit Partners entities entered into a stockholders voting agreement with Renaissance Learning, Inc., whereby the Summit Partner entities agreed to certain transfer restrictions and to share voting power with Renaissance Learning, Inc. over 4,378,607 shares.

(2)	Based on a Schedule 13G filed on February 14, 2005, Wellington Management Company, LLP has shared voting and dispositive power over 1,030,000 shares. The principal address of Wellington Management Company, LLP is 75 State St., Boston, Massachusetts 02109.

(3)	Based on a Schedule 13G filed on February 8, 2005, T. Rowe Price Associates, Inc. has sole dispositive power and T. Rowe Price Small-Cap Value Fund, Inc. has sole dispositive power over 1,000,000 shares. The principal address of T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund Inc. is 100 E. Pratt St. Baltimore, Maryland 21202.

(4)	Based on a Schedule 13G filed on January 20, 2005, Royce & Associates has sole voting and dispositive power over 744,100 shares. The principal address for Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.

(5)	Represents 1,389,337 shares held by Ketan D. Kothari, 158,354 shares held by his wife, Sheila Kothari, 9,400 shares held by his son, Rahul Kothari, 2,733 shares held by his daughter, Tara Kothari, and 96,644 shares held by the KSK AlphaSmart Trust, for which Mr. K. D. Kothari serves as a trustee. Mr. Kothari, as an individual and as the trustee of the KSK AlphaSmart Trust, entered into a stockholders voting agreement with Renaissance Learning, Inc., whereby he agreed to certain transfer restrictions and to share voting power with Renaissance Learning, Inc. over 1,485,981 shares.

(6)	Represents 1,514,357 shares held by Manish D. Kothari, 16,667 shares held by his wife, Carmen Saura, 9,400 shares held by his son, Samir Kothari, 2,733 shares held by his daughter, Aisha Kothari, and 96,644 shares held by the Kothari Children’s Trust for which Mr. M. D. Kothari serves as a trustee. Mr. Kothari, as an individual and as the trustee of the Kothari Children’s Trust, entered into a stockholders voting agreement with Renaissance Learning, Inc., whereby he agreed to certain transfer restrictions and to share voting power with Renaissance Learning, Inc. over 1,611,001 shares.

(7)	Represents 80,000 shares of common stock and options to purchase 153,343 shares of common stock that are immediately exercisable, of which 104,396 are vested or will vest within 60 days of February 22, 2005. In addition, because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the merger, unvested options to purchase 48,947 shares of common stock will vest in full if the merger with Renaissance Learning, Inc. is completed as planned.

(8)	Represents 1,609,135 shares held by Joseph Barrus and 21,867 shares held by the Barrus Family 2004 Irrevocable Trust for which Mr. Barrus serves as a trustee. Mr. Barrus, as an individual and as the trustee of the Barrus Family 2004 Irrevocable Trust, entered into a stockholders voting agreement with Renaissance Learning, Inc., whereby he agreed to certain transfer restrictions and to share voting power with Renaissance Learning, Inc. over 1,631,002 shares.

(9)	Includes options to purchase 36,668 shares of common stock that are immediately exercisable, of which 18,195 shares are vested or will vest within 60 days of February 22, 2005. In addition, because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the merger, unvested options to purchase 31,807 shares of common stock will vest in full if the merger with Renaissance Learning, Inc. is completed as planned.

(10)	Includes 26,667 shares of common stock and options to purchase 26,668 shares of common stock that are immediately exercisable, of which 20,001 shares are vested or will vest within 60 days of February 22, 2005. In addition, because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the merger, unvested options to purchase 12,667 shares of common stock will vest in full if the merger with Renaissance Learning, Inc. is completed as planned.

(11)	Includes options to purchase 33,335 shares of common stock that are immediately exercisable, of which 13,334 shares are vested or will vest within 60 days of February 22, 2005. In addition, because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the merger, unvested options to purchase 26,001 shares of common stock will vest in full if the merger with Renaissance Learning, Inc. is completed as planned.

(12)	Includes options to purchase 6,667 shares of common stock that is immediately exercisable, all of which are vested or will vest within 60 days of February 22, 2005. In addition, because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the merger, unvested options to purchase 25,999 shares of common stock will vest in full if the merger with Renaissance Learning, Inc. is completed as planned.

(13)	Based upon a Schedule 13D filed by Renaissance Learning, Inc. on February 3, 2005, Renaissance Learning, Inc. has shared voting power with respect to all such shares and no dispositive power with respect to any such shares. Renaissance Learning, Inc. may be deemed to beneficially own such shares as a result of the stockholders voting agreements related to the proposed merger. The principal address of Renaissance Learning, Inc. is 2911 Peach St. P.O. Box 8036 Wisconsin Rapids, Wisconsin 54495-8036.

(14)	Includes 9,412,545 shares of common stock and options to purchase 256,681 shares of common stock that are immediately exercisable, of which 162,593 are vested or will vest within 60 days of February 22, 2005. In addition, because Renaissance Learning, Inc. is not assuming AlphaSmart’s options in connection with the merger, unvested options to purchase 145,421 shares of common stock will vest in full if the merger with Renaissance Learning, Inc. is completed as planned.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Redemption of Mandatorily Redeemable Preferred Stock.    In June 1999, AlphaSmart entered into a recapitalization agreement with certain entities affiliated with Summit Partners, L.P., among other parties, under which AlphaSmart issued 100,000 shares of mandatorily redeemable preferred stock at a price of $69.46 per share. As required by the terms of the mandatorily redeemable preferred stock, Alpha Smart redeemed these shares at a price of $103.35 per share in connection with its initial public offering in February 2004. Entities affiliated with Summit Partners, L.P. are holders of an aggregate of approximately 29% of AlphaSmart’s currently outstanding capital stock, and Walter G. Kortschak, one of AlphaSmart’s directors, is a managing partner and managing member of Summit Partners, L.P.

Investors’ Rights Agreement.    In connection with the private placement of AlphaSmart’s redeemable convertible preferred stock, AlphaSmart entered into an investors’ rights agreement with the holders of the redeemable convertible preferred stock, including entities affiliated with Summit Partners, L.P., and Ketan D. Kothari, AlphaSmart’s chief executive officer and chairman of the board of directors, Manish D. Kothari, AlphaSmart’s president and one of its directors, and Joseph Barrus, AlphaSmart’s chief technical officer, providing for registration rights with respect to certain of the shares held by these parties. Walter G. Kortschak, one of AlphaSmart’s directors, is a managing partner and managing member of Summit Partners, L.P. AlphaSmart is generally required to pay all costs and expenses associated with the exercise of these registration rights, other than any underwriting discounts, stock transfer and other taxes attributable to the sale of shares by the selling stockholders. In addition, AlphaSmart has agreed to indemnify those holders against certain liabilities, including liabilities under the Securities Act, that could arise in connection with the exercise of these registration rights.

Stockholders’ Agreement.    In connection with the private placement of AlphaSmart’s redeemable convertible preferred stock, AlphaSmart entered into a stockholders’ agreement with Messrs. Ketan D. Kothari, Manish D. Kothari and Joseph Barrus and the holders of AlphaSmart’s redeemable convertible preferred stock, including entities affiliated with Summit Partners, L.P. Walter G. Kortschak, one of AlphaSmart’s directors, is a managing partner and managing member of Summit Partners, L.P. The agreement requires that the parties vote their shares of capital stock to elect two members of the board of directors to represent the holders of AlphaSmart’s redeemable convertible preferred stock, three members of the board of directors to represent the holders of AlphaSmart’s common stock and one member of the board of directors to represent the holders of both AlphaSmart’s common stock and AlphaSmart’s redeemable convertible preferred stock. Pursuant to the terms of the stockholders’ agreement, the holders of AlphaSmart’s redeemable convertible preferred stock, voting together as a single class, elected Terry Crane and Walter G. Kortschak to AlphaSmart’s board of directors. The holders of AlphaSmart’s common stock, voting together as a single class, elected Messrs. Ketan D. Kothari, Manish D. Kothari and V. David Watkins to AlphaSmart’s board of directors. The holders of both AlphaSmart’s common stock and AlphaSmart’s redeemable convertible preferred stock, voting together as a single class, elected William J. Schroeder to AlphaSmart’s board of directors. Upon the closing of AlphaSmart’s initial public offering in February 2004, all rights and obligations under this agreement terminated and are of no further force and effect.

SmartInput Transactions.    AlphaSmart entered into a reseller agreement with SmartInput, Inc., an entity in which the spouse of Joseph Barrus, AlphaSmart’s chief technology officer, was one of the two controlling shareholders. The terms of the agreement were substantially the same as those AlphaSmart has with AlphaSmart’s other third party resellers. For the years ended December 31, 2002, 2003, and 2004 AlphaSmart recorded revenue of $478,000, $0 and $0, respectively, from this agreement. In July 2003, AlphaSmart entered into an agreement with SmartInput pursuant to which AlphaSmart purchased substantially all of the assets of SmartInput in exchange for the cancellation of approximately $66,000 in outstanding accounts receivable under the SmartInput reseller agreement. The purchase price for these assets was determined pursuant to negotiations between the president of SmartInput, Brian Foote, and AlphaSmart’s chief financial officer, James M. Walker. The parties involved in the negotiations determined the final purchase price after evaluating the assets to be transferred and the current market for such assets.

Indemnification of Selling Stockholders in AlphaSmart’s Initial Public Offering.    AlphaSmart agreed to indemnify the entities affiliated with Summit Partners, L.P. that participated in AlphaSmart’s initial public offering as selling stockholders against certain liabilities, including liabilities arising under the Securities Act that could arise in connection with the sale of the shares by the selling stockholders in AlphaSmart’s initial public offering. Summit Partners, L.P. and its affiliates that participated in AlphaSmart’s initial public offering also agreed to indemnify AlphaSmart against certain liabilities arising under the Securities Act. Summit Partners, L.P. and its affiliates are holders of an aggregate of approximately 29% of AlphaSmart’s capital stock. Mr. Walter G. Kortschak, one of AlphaSmart’s directors, is a managing partner and managing member of Summit Partners, L.P.

Director and Officer Indemnification.    AlphaSmart’s certificate of incorporation and bylaws contain provisions limiting the liability of its officers and directors. In addition, AlphaSmart has entered into agreements to indemnify its directors, executive officers and individuals and entities affiliated with Summit Partners, L.P. to the fullest extent permitted under Delaware law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, AlphaSmart has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and therefore may be unenforceable.

Other Relationships and Transactions.    AlphaSmart leases a portion of a building in Red Bluff, California from Alpha Vista Properties, LLC, a limited liability company that is jointly owned by Ketan D. Kothari, AlphaSmart’s chief executive officer, and his spouse, and Manish D. Kothari, AlphaSmart’s president, and his spouse, and Joseph Barrus, AlphaSmart’s chief technology officer, and his spouse. Rent under AlphaSmart’s lease with Alpha Vista Properties, LLC was $5,400 per month until March 2002 and $6,711 per month thereafter until the termination of the lease in 2006. AlphaSmart believes that the rent that AlphaSmart pays under this lease is on terms no less favorable to AlphaSmart than would result from arm’s-length negotiations with a third party.

AlphaSmart has entered into non-competition, non-solicitation and confidentiality agreements with all its executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal-years ended December 31, 2004 and 2003 fees for services provided by PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, were as follows:

	Year Ended December 31,
	2004	2003
Audit Fees	$280,300	$782,000
Tax Fees	36,757	108,535

Total Fees	$317,057	$890,535

Audit Fees.    Consisted of fees incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in AlphaSmart’s quarterly reports on Form 10-Q and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings.

Tax Fees.    Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, and tax planning.

There were no audit-related fees or other fees billed by PricewaterhouseCoopers LLP.

AlphaSmart’s Audit Committee has sole authority to approve all audit engagement fees and terms and all non-audit engagement fees as may be permissible. The Audit Committee approved all of the PricewaterhouseCoopers LLP fees, as set forth above, in the fiscal years ending in 2004 and 2003.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements are included in this Annual Report on Form 10-K:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(2) Financial Statement Schedules

Schedule II — See Note 4 to the notes of the financial statements for the disclosure of Valuation and Qualifying Accounts

(a)(3) Exhibits

2.1	Agreement and Plan of Merger and Reorganization by and among Renaissance Learning, Inc., RLI Acquisition Corp., Inc., RLI Acquisition Sub, LLC and AlphaSmart, Inc. dated as of January 24, 2005. (Previously filed as an exhibit to AlphaSmart’s Current Report on Form 8-K on January 25, 2005, and incorporated herein by reference.)

3.1	Amended and restated certificate of incorporation. (Previously filed as Exhibit 3.4 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

3.2	Amended and restated bylaws. (Previously filed as Exhibit 3.5 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

4.1	Form of registrant’s specimen common stock certificate. (Previously filed as Exhibit 4.1 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.1	1998 stock option plan. (Previously filed as Exhibit 10.1 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.2	2003 stock plan. (Previously filed as Exhibit 10.3 to AlphaSmart’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.)

10.3	2003 employee stock purchase plan. (Previously filed as Exhibit 10.3 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.4	Form of directors’ and officers’ indemnification agreement. (Previously filed as Exhibit 10.4 to AlphaSmart’s Registration Statement on Form S-1 (No 333-109267), and incorporated herein by reference.)

10.5	Indemnification agreement by and between the registrant and Walter G. Kortschak. (Previously filed as Exhibit 10.5 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-10927), and incorporated herein by reference.)

10.6	Loan agreement dated May 30, 2003 by and between the registrant and Union Bank of California, N.A. (Previously filed as Exhibit 10.6 to AlphaSmart’s Registration Statement on Form S-1 (no. 333-109267), and incorporated herein by reference.

10.7	First Amendment to Loan Agreement by and between Union Bank of California, N.A. and the registrant dated June 30, 2004.

10.8	Security agreement dated May 30, 2003 by and between the registrant and Union Bank of California, N.A., as agent and a lender. (Previously filed as Exhibit 10.7 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.9	Real estate lease agreement by and between registrant and Milpitas Industrial Properties, Inc. dated February 10, 2003. (Previously filed as Exhibit 10.8 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.10	Real estate lease agreement by and between registrant and AlphaVista Properties LLC dated February 11, 2001. (Previously filed as Exhibit 10.9 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.11	Real estate sublease agreement by and between registrant and PumaTech Inc. dated February 4, 2002. (Previously filed as Exhibit 10.12 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.12*	License agreement by and between the registrant and PalmSource, Inc. dated June 29, 2001. (Previously filed as Exhibit 10.13 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.13*	Amendment no. 1 to the software license agreement for Palm OS Software by and among PalmSource, Inc., Palm Platform Overseas Limited and the registrant. (Previously filed as Exhibit 10.14 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267) , and incorporated herein by reference.)

10.14*	Amendment no. 3 to the software license agreement for Palm OS Software by and among PalmSource, Inc., Palm Platform Overseas Limited and the registrant. (Previously filed as Exhibit 10.20 to AlphaSmart’s Quarterly Report on the Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.)

10.15*	License agreement settlement and mutual release by and between the registrant and Douglas J. Kelly dated April 1, 2002. (Previously filed as Exhibit 10.15 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.16	Investors’ rights agreement dated June 4, 1999 by and among the registrant, Ketan D. Kothari, Manish D. Kothari, Joseph Barrus and the investors set forth on the signature pages thereto. (Previously filed as Exhibit 10.16 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.17	Form of stock option agreement by and between the registrant and James M. Walker. (Previously filed as Exhibit 10.17 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.18	Form of stock option agreement by and between the registrant and David M. Gallatin. (Previously filed as Exhibit 10.18 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certificate of the Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1340 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1340 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain portions of this exhibit have been omitted from the copy filed and are subject to an order granting confidential treatment with respect thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AlphaSmart, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AlphaSmart, Inc. and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

San Jose, CA

February 21, 2005

ALPHASMART, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,070	$2,285
Accounts receivable, net	4,052	4,405
Inventory	4,087	2,818
Deferred tax assets	498	572
Other current assets	3,225	898

Total current assets	15,932	10,978
Property and equipment, net	572	709
Deferred tax assets, net of current portion	285	361
Other assets	2,193	1,644

Total assets	$18,982	$13,692

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$750	$1,892
Accrued liabilities	2,171	3,957
Income taxes payable	642	625
Borrowings under loan facility, current portion	—	2,680
Capital lease obligations, current portion	92	76

Total current liabilities	3,655	9,230
Borrowings against line of credit	—	873
Borrowings under loan facility, net of current portion	—	1,340
Capital lease obligations, net of current portion	24	106
Other long-term liabilities	18	60
Mandatorily redeemable preferred stock (Redemption value of $10,335)	—	9,747

Total liabilities	3,697	21,356

Redeemable convertible preferred stock, par value $0.0001:
Authorized: 0 and 5,038,000 shares at December 31, 2004 and 2003, respectively
Issued and outstanding: 0 and 5,037,744 at December 31, 2004 and 2003, respectively	—	13,468

Contingencies and commitments (Note 6)
Stockholders’ equity (deficit):
Convertible preferred stock, par value $0.0001:
Authorized: 5,000,000 and 0 shares at December 31, 2004 and 2003, respectively
Issued and outstanding: no shares at December 31, 2004 and 2003	—	—

Common stock, par value $0.0001:
Authorized: 30,000,000 and 20,000,000 shares at December 31, 2004 and 2003, respectively
Issued and outstanding: 14,851,641 and 5,599,563 at December 31, 2004 and 2003, respectively	2	1
Additional paid-in capital	35,697	1,509
Unearned stock-based compensation	(137)	(191)
Retained earnings	15,721	13,509
Accumulated other comprehensive income	1	39
Distributions in excess of net book value	(35,999)	(35,999)

Total stockholders’ equity (deficit)	15,285	(21,132)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$18,982	$13,692

The accompanying notes are an integral part of these consolidated financial statements.

ALPHASMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net revenue	$35,461	$38,864	$35,631
Cost of revenue	17,149	18,803	16,951

Gross margin	18,312	20,061	18,680

Operating expenses:
Research and development	2,410	3,177	2,931
Sales and marketing	7,084	5,971	5,312
General and administrative	4,613	4,163	4,403

Total operating expenses	14,107	13,311	12,646

Income from operations	4,205	6,750	6,034

Other income (expense):
Interest income	31	9	20
Interest expense	(631)	(1,010)	(1,013)
Other income (expense), net	20	(42)	(25)

Income before provision for income taxes	3,625	5,707	5,016
Provision for income taxes	(1,413)	(2,283)	(2,024)

Net income	$2,212	$3,424	$2,992

Net income per share:
Basic	$0.16	$0.62	$0.55

Diluted	$0.15	$0.31	$0.28

Shares used in computing per share amounts:
Basic	13,803	5,550	5,481

Diluted	14,727	10,955	10,808

The accompanying notes are an integral part of these consolidated financial statements.

ALPHASMART, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Book Value	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2002	5,037,744	$13,468	5,469,139	$1	$1,026	$—	$7,093	$(7)	$(35,999)	$(27,886)
Issuance of common stock upon exercise of stock options	—	—	57,079	—	52	—	—	—	—	52
Issuance of common stock options to employees	—	—	—	—	8	(8)	—	—	—	—
Issuance of common stock options to non-employees	—	—	—	—	98	(40)	—	—	—	58
Amortization of unearned stock-based compensation	—	—	—	—	—	48	—	—	—	48
Comprehensive income:
Net income	—	—	—	—	—	—	2,992	—	—
Foreign currency translation loss	—	—	—	—	—	—	—	(4)	—
Total comprehensive income										2,988

Balance at December 31, 2002	5,037,744	13,468	5,526,218	1	1,184	—	10,085	(11)	(35,999)	(24,740)
Issuance of common stock upon exercise of stock options	—	—	73,345	—	114	—	—	—	—	114
Issuance of common stock options to employees	—	—	—	—	175	(175)	—	—	—	—
Issuance of common stock options to non-employees	—	—	—	—	36	(36)	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	20	—	—	—	20
Comprehensive income:
Net income	—	—	—	—	—	—	3,424	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	50	—
Total comprehensive income										3,474

Balance at December 31, 2003	5,037,744	$13,468	5,599,563	$1	$1,509	$(191)	$13,509	$39	$(35,999)	$(21,132)

ALPHASMART, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Book Value	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2004	5,037,744	$13,468	5,599,563	$1	$1,509	$(191)	$13,509	$39	$(35,999)	$(21,132)
Issuance of common stock upon exercise of stock options	—	—	187,039	—	269	—	—	—	—	269
Shares repurchased	—	—	(584)	—	(2)	—	—	—	—	(2)
Issuance of common stock under employee stock purchase plan	—	—	27,879	—	95	—	—	—	—	95
Conversion of redeemable convertible preferred stock	(5,037,744)	(13,468)	5,037,744	1	13,467	—	—	—	—	13,468
Net proceeds from initial public offering	—	—	4,000,000	—	20,351	—	—	—	—	20,351
Reversal of unearned stock-based compensation due to terminations	—	—	—	—	(9)	9	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	45	—	—	—	45
Income tax benefit from exercise of stock options	—	—	—	—	17	—	—	—	—	17
Comprehensive income:
Net income	—	—	—	—	—	—	2,212	—	—
Foreign currency translation loss	—	—	—	—	—	—	—	(38)	—
Total comprehensive income										2,174

Balance at December 31, 2004	—	$—	14,851,641	$2	$35,697	$(137)	$15,721	$1	$(35,999)	$15,285

The accompanying notes are an integral part of these consolidated financial statements.

ALPHASMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$2,212	$3,424	$2,992
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Allowances for doubtful accounts and sales returns	190	230	(159)
Depreciation and amortization	426	430	346
Deferred tax assets	150	(240)	141
Amortization of unearned stock-based compensation	45	20	48
Tax benefit from exercise of stock options	17	—	—
Amortization of deferred financing fees	—	89	62
Accretion of interest on mandatorily redeemable preferred stock	73	728	675
Premium on mandatorily redeemable preferred stock	515	—	—
Change in operating assets and liabilities:
Accounts receivable	163	(428)	(113)
Inventory	(1,269)	(1,440)	95
Other current assets	(2,327)	78	(757)
Other assets	(198)	(1,524)	(72)
Accounts payable	(1,142)	575	(43)
Accrued liabilities	(1,786)	1,394	576
Income taxes payable	17	532	(652)
Other long-term liabilities	(42)	(66)	126

Net cash (used in) provided by operating activities	(2,956)	3,802	3,265

Cash flows from investing activities:
Purchases of property and equipment	(265)	(210)	(464)
Purchases of capitalized software	(351)	—	—

Net cash used in investing activities	(616)	(210)	(464)

Cash flows from financing activities:
Proceeds from line of credit	—	873	—
Proceeds from loan facility	—	6,030	—
Repayment of line of credit	(873)	(1,000)	—
Repayment of loan facility	(4,020)	(8,715)	(3,380)
Payments under capital lease obligations	(90)	(62)	(63)
Proceeds from the issuance of common stock under stock option plans	269	114	52
Proceeds from the issuance of common stock under purchase plan	95	—	—
Repurchases of common stock	(2)	—	—
Redemption of mandatorily redeemable preferred stock	(10,335)	—	—
Net proceeds from sale of common stock in initial public offering	20,351	—	—

Net cash provided by (used in) financing activities	5,395	(2,760)	(3,391)

Effect of foreign currency translation	(38)	50	(4)

Net increase (decrease) in cash and cash equivalents	1,785	882	(594)
Cash and cash equivalents at beginning of period	2,285	1,403	1,997

Cash and cash equivalents at end of period	$4,070	$2,285	$1,403

Supplemental disclosure of cash flow information — See Note 13

The accompanying notes are an integral part of these consolidated financial statements.

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — FORMATION AND BUSINESS OF THE COMPANY:

AlphaSmart, Inc. (the “Company”) develops, markets and supports technology platforms that are focused on the K-12 education market and are based on low-cost, durable and easy-to-use technology. Designed for the specific needs of the education market, the products improve students’ fundamental academic and computing skills and provide educators with integrated tools to easily manage the classroom’s word processing, outlining, keyboarding, test taking and technology skill building needs. The products are distributed in the United States of America and other markets throughout the world.

The Company was incorporated in California in January 1992, as Intelligent Peripheral Devices, Inc. In November 1999, the Company was renamed AlphaSmart, Inc. From January 1, 1999 until June 4, 1999, the Company elected to be taxed as an “S” Corporation under the Internal Revenue Code. Thereafter, the Company has been taxed as a “C” Corporation under the Internal Revenue Code. In January 2004, the Company was reincorporated in Delaware.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary AlphaSmart Europe Limited, which was incorporated in the United Kingdom. All significant intercompany transactions and account balances between AlphaSmart, Inc. and AlphaSmart Europe Limited have been eliminated.

Certain reclassifications have been made to the prior year’s financial statements to confirm to the current year’s presentation. These reclassifications had no effect on the prior years total assets, stockholders’ deficit or results of operations.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock split

In January 2004, the Company effected a 2 for 3 reverse split of its common stock and redeemable convertible preferred stock. All common stock and redeemable convertible preferred stock, Series A data and common stock option plan information has been restated to reflect the reverse split.

Cash and cash equivalents

Cash and cash equivalents consists of highly liquid investment securities with an original or remaining maturity of three months or less at the purchase date.

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates available to the Company for loans with similar terms, the carrying value of borrowings under the line of credit and loan facility approximates fair value.

Inventory

Inventory, which includes raw materials and finished goods, is stated at the lower of cost or market with cost being determined using the first in, first out (“FIFO”) method. The Company provides an inventory allowance based upon excess and obsolete inventory determined primarily by future demand forecasts.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the facility lease term or the estimated useful lives of the improvements. The Company capitalizes tooling costs to the extent they relate to costs of tools and molds used to manufacture products that the Company markets. Capitalized tooling and molds are amortized over their estimated useful life of three years. Major additions and improvements to assets are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to operations. In the period assets are retired or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in the results of operations.

Long-lived assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (or “SFAS No. 144”), which the Company adopted in 2002. SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Warranty accrual

The Company’s products carry a limited warranty ranging from one to three years that includes repair services or replacement parts as needed. The Company accrues estimated expenses for warranty obligations at the time that products are shipped based on historical experience and the Company’s estimate of the level of future costs. The factors that affect the Company’s warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs are reflected in the income statement as a cost of revenue.

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s estimated product warranty liability during the years ended December 31, 2004 and 2003 were as follows (in thousands):

	Year Ended December 31,
	2004	2003
Warranty accrual at beginning of period	$300	$294
Additions charged to cost of revenue during the period	144	245
Settlements made during the period	(187)	(239)

Warranty accrual at end of period	$257	$300

Certain risks and concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of money market funds. The Company places its temporary cash investments primarily with one financial institution which management believes to be creditworthy. Deposits with financial institutions may exceed the amount of insurance provided on such deposits.

The Company’s accounts receivable are derived from revenue earned from customers located primarily in the United States of America. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon management’s experience and estimate of collectibility of each account. To date losses from bad debt have not been material.

For the years ended December 31, 2004, 2003 and 2002, no single customer represented 10% or more of total revenue. At December 31, 2004, one customer accounted for 12% of total accounts receivable. At December 31, 2003, no single customer accounted for more than 10% of total accounts receivable.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations: delays in new product announcements and product introduction by the Company or its competitors, competitive pricing pressures, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, lack of management continuity, political and economic conditions in various geographic areas, and costs associated with other events, such as intellectual property disputes and litigation among other factors.

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

Revenue recognized is net of an estimated amount for the return of devices and software. The Company measures estimated future returns related to the current period by analyzing historical returns, current economic trends and changes in customer demand and acceptance of their devices and software.

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not provide free updates to its devices or software, however it does provide limited customer support, which includes email and phone support as well as software bug fixes which can be downloaded from the Company’s website. The Company accrues for the costs associated with providing such customer support as a cost of revenue at the time the revenue is recognized.

Shipping and handling fees and costs

The Company classifies amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenue.

Software development costs

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until technological feasibility of the product or enhancement has been established through the inclusion of a detailed program design. Capitalized development costs are amortized to cost of revenue over the estimated useful life of the product. The Company had $351,000 of capitalized software development costs included in other assets as of December 31, 2004 and recorded $7,000 as amortization expense during the year ended December 31, 2004. There were no capitalized software development costs as of December 31, 2003.

Advertising costs

The cost of advertising is expensed as incurred. For the years ended December 31, 2004, 2003 and 2002, the Company incurred $203,000, $216,000 and $196,000 in advertising expenses, respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for income tax expense is composed of taxes payable for the current year, plus the net change in deferred tax amounts during the year.

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

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer (“CEO”). The CEO reviews financial information for purposes of making operational decisions and assessing financial performance. This financial information is consistent with the information presented in the accompanying statements of operations. The Company operates in one reportable segment, the education market.

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All long-lived assets are maintained in the United States of America. International sales were 13%, 11% and less than 10% of net revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure — an amendment of FASB Statement No. 123” (or “SFAS No. 148”), which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (or “SFAS No. 123”), to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have changed to the pro forma amounts as follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income as reported	$2,212	$3,424	$2,992
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	39	9	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(115)	(32)	(43)

Pro forma net income	$2,136	$3,401	$2,957

Net income per share:
Basic:
As reported	$0.16	$0.62	$0.55

Pro forma	$0.15	$0.61	$0.54

Diluted:
As reported	$0.15	$0.31	$0.28

Pro forma	$0.15	$0.31	$0.27

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value disclosures

For all option grants issued after September 30, 2003, the fair value of each option grant has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2004	Three Months Ended December 31, 2003
Stock options
Weighted average risk-free interest rate	3.1%	2.8%
Expected life (in years)	4	4
Dividend yield	0%	0%
Volatility	55%	65%
Weighted average fair value	$1.60	$0.85

Employee Stock Purchase Plan
Weighted average risk-free interest rate	2.6%	—
Expected life (in years)	0.5	—
Dividend yield	0%	—
Volatility	55%	—
Weighted average fair value	$1.51	—

For all option grants issued prior to September 30, 2003, the fair value of each option grant has been estimated on the date of grant using the minimum value method with the following assumptions:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Stock options
Weighted average risk-free interest rate	2.6%	4.1%
Expected life (in years)	4	4
Dividend yield	0%	0%
Weighted average fair value	$1.17	$0.73

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of grant and revalued until vested. The assumptions used in the calculation for non-employee grants were: dividend yield of 0%; expected volatility of 65%; expected term of 10 years; risk free interest rate ranging from 1.21% to 4.66%.

Recent accounting pronouncements

In April, 2004, the EITF reached final consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period’s earnings been distributed. EITF 03-6 is effective for fiscal periods beginning

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-6. The Company adopted EITF 03-6 on April 1, 2004. The adoption of EITF Issue 03-6 did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share-based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, the Company is required to determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company currently uses the Black-Scholes option-pricing model to value options for financial statement disclosure purposes. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. The Company is evaluating the requirements of SFAS 123R and expects its impact on the Company’s results of operations will not be materially different from the amount as calculated under FAS 123, depending on the plan and its terms, the valuation model used, and other factors.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company is evaluating its impact on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not expect the adoption of this new tax provision to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges on non-monetary assets that do not have commercial substance. The effective date if for exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 — NET INCOME PER SHARE:

Net income per share, which is also referred to as earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed by dividing net income by the weighted-average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all potentially dilutive securities, including stock options, common stock subject to repurchase and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net income per share if their effect would be antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income	$2,212	$3,424	$2,992

Denominator:
Weighted-average common stock outstanding	13,820	5,550	5,499
Less: Weighted-average shares subject to repurchase	(17)	—	(18)

Weighted-average shares used in computing basic net income per share	13,803	5,550	5,481
Effects of potentially dilutive securities:
Common stock options and shares subject to repurchase	428	367	289
Convertible preferred stock	496	5,038	5,038

Total weighted-average number of shares used in computing diluted net income per share	14,727	10,955	10,808

For the years ended December 31, 2004, 2003, and 2002 there were approximately 251,000, 53,000 and 24,000 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding. The exercise prices of these options were greater than the average market price of the common shares for the period.

NOTE 4 — BALANCE SHEET COMPONENTS:

Accounts receivable consisted of the following (in thousands):

	December 31,
	2004	2003
Accounts Receivable, trade	$4,176	$4,529
Less: Allowance for doubtful accounts and returns	(124)	(124)

	$4,052	$4,405

The following summarizes the activity related to the allowance for doubtful accounts and product returns (in thousands):

	Balance at Beginning of Year	Charge (Credit)	Utilization	Balance at End of Year
Year ended December 31, 2004	$124	$190	$(190)	$124
Year ended December 31, 2003	181	230	(287)	124
Year ended December 31, 2002	340	(159)	—	181

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory consisted of the following (in thousands):

	December 31,
	2004	2003
Finished goods	$3,637	$2,533
Raw materials	450	285

	$4,087	$2,818

Other current assets consisted of the following (in thousands):

	December 31,
	2004	2003
Prepaid royalties and license fees	$1,544	$381
Non-trade receivables	1,405	193
Prepaid insurance	160	76
Other	116	248

	$3,225	$898

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Fixtures and equipment	$1,127	$985
Leasehold improvements	411	374
Tooling and molds	788	670

	2,326	2,029
Less: Accumulated depreciation and amortization	(1,754)	(1,320)

	$572	$709

Leasehold improvements include $382,000 and $355,000 of assets acquired under capital leases at December 31, 2004 and 2003, respectively, with accumulated amortization of $280,000 and $179,000 at December 31, 2004 and 2003, respectively. Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $426,000, $430,000 and $346,000, respectively.

Other assets consisted of the following (in thousands):

	December 31,
	2004	2003
Prepaid royalties and license fees	$1,677	$—
Capitalized software	351	—
Long-term deposits	111	132
Deferred IPO costs	—	1,492
Other	54	20

	$2,193	$1,644

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Payroll and personnel related accruals	$613	$1,094
Sales and other taxes payable	541	685
Professional services	488	1,210
Warranty	257	300
Sales commissions	106	120
Royalties	28	269
Lease restructuring	—	112
Other	138	167

	$2,171	$3,957

NOTE 5 — BORROWINGS:

Loan facility

In June 1999, the Company entered into a $20,000,000 term loan facility with a bank with a maturity date of June 2004. Interest was calculated and paid monthly. The loan was collateralized by substantially all of the assets of the Company. In May 2003, the Company fully repaid the remaining principal of $5,860,000 and interest of $29,000 related to the $20,000,000 term loan facility.

In May 2003, the Company entered into a $6,030,000 term loan with a bank. The loan bore interest at a bank rate that was 4% per annum through February 2004. Interest and principal were due and payable quarterly. The loan was collateralized by substantially all of the assets of the Company. The loan would have matured in May 2005. Under the terms of the term loan facility, the Company was required to maintain certain financial covenants regarding its net worth, profitability, fixed charges to EBITDA, and total indebtedness to EBITDA.

In February 2004, the Company completed an initial public offering and used a portion of the proceeds to repay the remaining principal of $4,020,000 and interest of $30,000 related to the $6,030,000 term loan facility.

Line of credit

In June 1999, the Company entered into a revolving line of credit agreement with a bank for borrowings of up to $5,000,000. Interest accrued monthly at the bank’s prime rate. Amounts borrowed under this agreement were collateralized by substantially all of the assets of the Company. The line of credit agreement would have expired in June 2004. In May 2003, the Company fully repaid the remaining principal of $1,000,000 and interest of $8,000 related to the $5,000,000 line of credit.

In May 2003, the Company entered into a revolving line of credit agreement with a bank for borrowings up to $3,000,000. Interest accrues monthly at the banks reference rate (5.25% at December 31, 2004), or 1.5% above the banks LIBOR rate (4.06% at December 31, 2004), whichever the Company selects. Amounts borrowed under this agreement are collateralized by substantially all of the assets of the Company. Interest expense is due monthly on the first day of each month. The line of credit agreement expires in May 2005. Under the terms of the agreement, the Company is required to maintain certain financial covenants regarding its net worth, profitability, and selected financial ratios. At December 31, 2004, the Company had no outstanding balance under this line of credit.

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 — CONTINGENCIES AND COMMITMENTS:

Claims and litigation settlement

In April 2002, the Company reached a final settlement with a third party in an intellectual property dispute. The Company agreed to pay $1,000,000 over the period April 1, 2002 through January 1, 2009 and issued 13,334 common stock options at exercise price of $0.02 per share, vesting immediately. The costs of this settlement are to be expensed from April 1, 2002 through January 1, 2009 and have been included in the minimum royalty payment commitment table below.

On November 20, 2003, one of the Company’s contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against the Company in United States District Court for the District of Utah, alleging that the Company breached its contract with Wolf and violated a U.S. federal anti-discrimination statute by no longer using Wolf for volume order manufacturing. Wolf is seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, the Company answered the complaint and denied Wolf’s allegations. Discovery is in progress. Trial is currently scheduled for May 2005. The Company believes Wolf’s claims lack merit and that it has meritorious defenses to each claim. Accordingly, management does not believe it is probable that a material loss will arise from this claim.

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

Capital leases

The Company acquired leasehold improvements under capital leases expiring through 2008. Future minimum lease payments under the capital leases as of December 31, 2004, are as follows (in thousands):

Years Ending December 31,
2005	$100
2006	20
2007	4
2008	1

Total minimum lease payments	125
Less amount representing interest	(9)

Present value of minimum lease payments	116
Less current portion of capital lease obligations	(92)

Capital lease obligations, net of current portion	$24

Commitments

The Company has entered into operating leases for its facilities with original terms ranging from one to five years. The Company has also entered into royalty agreements with rights to license software and technology used in its products with future minimum royalty payments. In February 2004, the Company extended the term of its licensing agreement with PalmSource, Inc. to December 2008. At December 31, 2004, the future minimum lease

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments under all noncancelable leases and sub-leases and minimum royalty payments having initial terms longer than one year are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments	Minimum Royalty Payments
2005	$557	$3,282
2006	217	1,508
2007	198	100
2008	39	25
2009	—	—

	$1,011	$4,915

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $729,000, $541,000 and $691,000 respectively. The minimum royalty payments included above include royalty payments to PalmSource, Inc. and Douglas J. Kelly in respect of certain technology used in the Company’s products. The PalmSource, Inc. contractual commitment expires in December 2008 and thereafter is renewable if both parties agree. The Kelly patent contractual commitment expires in March 2008.

NOTE 7 — LIABILITIES: MANDATORILY REDEEMABLE PREFERRED STOCK:

During 1999, the Company authorized and issued 100,000 shares of mandatorily redeemable preferred stock at a price of $69.46 per share. In accordance with the terms of the Company’s then existing articles of incorporation, the Company, within 10 days of the closing of an initial public offering of the Company’s common stock, was obligated to redeem the outstanding shares for the redemption proceeds of $69.46 per share plus all accrued and unpaid dividends and such additional amount as was necessary to increase the aggregate redemption proceeds to $103.35 per share. Within 10 days of the closing of the Company’s initial public offering on February 11, 2004, all 100,000 shares of mandatorily redeemable preferred stock were redeemed for an aggregate amount of $10,335,000. Before this redemption, the rights, preferences and privileges of the mandatorily redeemable preferred stockholders were as follows:

Dividends

The holders of mandatorily redeemable preferred stock were entitled to receive cumulative dividends accrued on a daily basis at the rate of 7.52% per annum of the liquidation value from date of issuance of mandatorily redeemable preferred stock, to the first to occur of liquidation of the Company, redemption of the mandatorily redeemable preferred stock, or the date such shares are otherwise acquired by the Company. Accordingly, for the years ending December 31, 2004, 2003 and 2002, $588,000, $728,000 and $675,000 in dividends were accrued for, respectively, and reflected in the financial statements as interest expense as the mandatorily redeemable preferred stock had the characteristics of a debt instrument and was classified appropriately as a liability in the balance sheet as follows (in thousands):

Balance at January 31, 2002	$8,344
Accretion of interest	675

Balance at December 31, 2002	9,019
Accretion of interest	728

Balance at December 31, 2003	9,747
Accretion of interest	588
Redemption of mandatorily redeemable preferred stock	(10,335)

Balance at December 31, 2004	$—

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liquidation

In the event of any liquidation, dissolution, or winding up of the Company, each holder of mandatorily redeemable preferred stock was entitled to receive liquidation proceeds equal to $69.46 per share plus all accrued and unpaid dividends and such additional amount as may be necessary to increase the aggregate liquidation proceeds to $103.35 per share prior to and in preference to distributions to the holders of common stock and holders of redeemable convertible preferred stock.

Redemption

On the first day of June each year, commencing 2005 and ending in 2006, the Company was obligated to redeem the lesser of: (a) 51,263 shares on June 1, 2005 and 48,737 shares on June 1, 2006, or (b) the number of shares of mandatorily redeemable preferred stock then outstanding for redemption proceeds of $69.46 per share, plus all accrued and unpaid dividends and such additional amount as may be necessary to increase the aggregate redemption proceeds to $103.35 per share. In the event of: (i) a change in ownership of the Company whereby any person or group of persons, other than the holders of common stock and mandatorily redeemable convertible preferred stock, acquired capital stock of the Company possessing the voting power to elect a majority of the Company’s Board of Directors, or (ii) any sale or transfer of a majority of the assets of the Company, or (iii) any merger or consolidation in which the Company is not the surviving Company, the Company was obligated to redeem the outstanding mandatorily redeemable preferred stock for redemption proceeds of $69.46 per share, plus all accrued and unpaid dividends and such additional amount as may be necessary to increase the aggregate redemption proceeds to $103.35 per share. Upon an initial public offering of the Company’s common stock, the Company was obligated to redeem any then outstanding shares of mandatorily redeemable preferred stock for redemption proceeds of $69.46 per share, plus all accrued and unpaid dividends and such additional amount as may be necessary to increase the aggregate redemption proceeds to $103.35 per share. The Company could, at any time after the first anniversary of the date of issuance of the mandatorily redeemable preferred stock, have redeemed all or any portion of the shares of mandatorily redeemable preferred stock then outstanding. Within 10 days of the closing of the Company’s initial public offering on February 11, 2004, all 100,000 shares of mandatorily redeemable preferred stock were redeemed for an aggregate amount of $10,335,000.

Voting

Shares of mandatorily redeemable preferred stock had no voting rights, however they had certain rights of veto. As long as any mandatorily redeemable preferred stock remained outstanding, the Company was obligated to obtain approval from a majority of the holders of mandatorily redeemable preferred stock in order to: (i) sell, lease or otherwise dispose of, a majority of the consolidated assets of the Company, (ii) effect a merger or consolidation, (iii) liquidate, dissolve or effect a recapitalization or reorganization, (iv) change the number of authorized shares of any class or series of stock, or any notes or debt securities containing equity features having any preference to or parity with any such preference of the mandatorily redeemable preferred stock, or (v) amend the articles of incorporation as related to mandatorily redeemable preferred stock.

NOTE 8 — REDEEMABLE CONVERTIBLE PREFERRED STOCK:

Redeemable convertible preferred stock, at December 31, 2003 consisted of the following (in thousands, except share data):

	Number of Shares		Liquidation Amount	Proceeds Net of Issuance Costs
	Authorized	Outstanding
2003	5,038,000	5,037,744	$10,335	$13,468

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004, the Company was reincorporated in Delaware. The Company’s certificate of incorporation in Delaware authorized the Company to issue 5,138,000 shares of $0.0001 par value preferred stock. Immediately prior to the closing of the Company’s initial public offering on February 11, 2004, all 5,037,744 shares of redeemable convertible preferred stock were converted to 5,037,744 shares of common stock pursuant to an automatic conversion election of holders of a majority of the then outstanding redeemable convertible preferred stock.

The rights, preferences and privileges of the redeemable convertible preferred stockholders were as follows:

Dividends

The holders of redeemable convertible preferred stock were not entitled to receive any dividends. As long as any redeemable convertible preferred stock was outstanding, without prior written consent of a majority of the holders of redeemable convertible preferred stock, the Company could not redeem, purchase or otherwise acquire directly or indirectly any common stock, nor could the Company directly or indirectly pay or declare any dividend or make any distribution upon any common stock.

Liquidation

In the event of any liquidation, dissolution, or winding up of the Company, after payment to the holders of mandatorily redeemable convertible preferred stock, and prior to any distribution to the holders of common stock, the holders of redeemable convertible preferred stock were entitled to receive the greater of: (i) an amount equal to $2.05 per share, as adjusted for stock dividends, splits, combinations or recapitalizations, or (ii) the maximum consideration payable with respect to each share of common stock in such liquidation, dissolution or winding up of the Company multiplied by the number of shares of common stock issuable upon conversion of each share of redeemable convertible preferred stock. For purposes of holders of redeemable convertible preferred stock, a liquidation, dissolution or winding up of the Company would have included the sale of a majority of the Company’s assets or the merger or consolidation of the Company whereby, immediately subsequent to such event, previous shareholders of the Company hold a minority voting interest in the surviving corporation.

Voting

Each share of redeemable convertible preferred stock had voting rights equal to the number of shares of common stock into which it was convertible and voted together as one class with the common stock.

As long as at least 1,000,000 shares of redeemable convertible preferred stock remained outstanding, the Company was obligated to obtain approval of a majority of the holders of redeemable convertible preferred stock in order to: (i) sell, lease or otherwise dispose of, a majority of the consolidated assets of the Company, (ii) effect a merger or consolidation, (iii) liquidate, dissolve or effect a recapitalization or reorganization, (iv) change the number of authorized shares of redeemable convertible preferred stock, (v) authorize, create or issue any shares of any class or series of stock, or any notes or debt securities containing equity features having any preference to or parity with any such preference of the redeemable convertible preferred stock, or (vi) amend the certificate of incorporation as related to redeemable convertible preferred stock.

Conversion

Each share of redeemable convertible preferred stock was convertible, at the option of the holder, into shares of common stock, at an initial conversion price of $2.73 per share as adjusted for dividends and distributions, reclassifications, reorganization, splits, exchange or substitution, issuance of additional dilutive

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities, or sale of shares below the series conversion price. Redeemable convertible preferred stock would have automatically converted to common stock at a rate of one-to-one at the effective conversion price upon the earlier of (i) the closing of a firm commitment underwritten public offering in which the aggregate gross proceeds to the Company were at least $20,000,000 or (ii) the consent of holders of more than 50% of the then outstanding shares of redeemable convertible preferred stock.

At December 31, 2004 and 2003, the Company reserved 0 and 5,037,744 shares of common stock, respectively, for the conversion of redeemable convertible preferred stock.

In February 2004, the Company’s certificate of incorporation was amended to authorize the Company to issue 5,000,000 of $0.0001 par value convertible preferred stock. At December 31, 2004, there were no shares of convertible preferred stock outstanding. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

NOTE 9 — COMMON STOCK:

In January 2004, the Company was reincorporated in Delaware. The Company’s certificate of incorporation authorized the Company to issue 20,000,000 shares of $0.0001 par value common stock. Each share of common stock has the right to one vote. In February 2004, the Company’s certificate of incorporation was amended to authorize the Company to issue 30,000,000 shares of $0.0001 par value common stock. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of mandatorily redeemable preferred stock, and redeemable convertible preferred stock, outstanding at the time.

Stock Purchase Plan

In September 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”), which was established concurrent with our initial public offering in February 2004. A total of 166,675 shares of our common stock were initially reserved for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each fiscal year, beginning with January 1, 2005, equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year, 533,360 shares of common stock, or such other amount as the board of directors may determine. The offering periods are for six months and generally start on the first trading day on or after February 1 and August 1 of each year, except for the first such offering period, which commenced on February 6, 2004. The purchase price is 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the end of the same period. The purchase plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, subject to limitations, including a maximum purchase of 1,667 shares during any offering period. Unless previously terminated by the administrator, the 2003 Purchase Plan will terminate on the 20th anniversary of its original approval by the board of directors.

During the year ended December 31, 2004, the Company issued 27,879 shares of our common stock under the Purchase Plan at a weighted average price of $3.40 per share. At December 31, 2004, approximately 138,796 shares of common stock were reserved for future issuance under the Purchase Plan.

Stock Option Plans

In August 1998, the Company adopted the 1998 stock option plan and in September 2003, the Company adopted the 2003 stock option plan, together known as (the “Plans”). Under the Plans, eligible employees,

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors, and consultants can receive options to purchase shares of the Company’s common stock at a price not less than 100% of the fair value on the date of grant, in the case of incentive stock options and nonqualified stock options granted under the 1998 stock option plan, and the price established by the administration of the 2003 stock option plan, in the case of nonqualified stock options granted under the 2003 stock option plan. The options granted under the Plans are exercisable over a maximum of ten years from the date of grant and generally vest in various installments over a two to five year period.

At December 31, 2004 and 2003, the Company had reserved an aggregate of 1,945,569 shares of common stock for issuance under the Plans.

A summary of the stock option activity is set forth below (in thousands, except share and per share data):

	Shares Available for Grant	Outstanding
		Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances at January 1, 2002	225,482	801,527	$0.30-$1.50	$1,111	$1.39
Exercised	—	(57,079)	$0.30-$4.50	(52)	$0.91
Granted	(64,657)	64,657	$0.02-$4.50	232	$3.59
Cancelled	16,665	(16,665)	$1.50	(25)	$1.50
Granted outside of the 1998 plan	—	13,334	$0.02	1	$0.02

Balances at December 31, 2002	177,490	805,774	$0.02-$4.50	1,267	$1.57
Additional shares authorized	378,824	—
Exercised	—	(73,345)	$0.30-$4.50	(114)	$1.55
Granted	(291,982)	291,982	$4.50-$8.00	1,586	$5.43
Cancelled	66,092	(66,092)	$0.30-$4.50	(132)	$2.00

Balances at December 31, 2003	330,424	958,319	$0.02-$8.00	$2,607	$2.72
Exercised	—	(187,039)	$0.30-$6.00	(269)	$1.44
Granted	(187,214)	187,214	$2.96-$8.00	1,074	$5.74
Cancelled	30,085	(30,085)	$0.30-$8.00	(142)	$4.72

Balances at December 31, 2004	173,295	928,409	$0.02-$8.00	$3,270	$3.53

The following table summarizes information with respect to stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02-$0.30	34,332	5.24	$0.19	34,332	$0.19
$1.50-$1.50	409,060	6.24	$1.50	409,060	$1.50
$2.96-$4.27	91,333	9.42	$3.95	5,999	$3.00
$4.50-$4.50	140,073	8.02	$4.50	136,656	$4.50
$5.58-$5.64	33,950	9.27	$5.58	—	$0.00
$6.00-$6.00	144,333	8.71	$6.00	121,973	$6.00
$8.00-$8.00	75,328	9.84	$8.00	75,328	$8.00

	928,409			783,348

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, approximately 466,000 options to purchase common stock of the Company were exercisable at a weighted average exercise price of $1.50.

NOTE 10 — LEASE RESTRUCTURING CHARGE:

On April 8, 2002, the Company vacated its office facility in Cupertino, California and shifted its operations to the new office facility in Los Gatos, California. The Company sub-let the office facility in Cupertino, California to a third-party for the remaining term of the lease which expired in August 2004. In 2002, the Company recognized a charge of $305,000, which is included in general and administrative expenses, on the restructuring of the lease that was comprised of $290,000 of net rental costs for the remaining lease term and $15,000 of furniture and fixtures written off. Net rental costs of $290,000 include $106,000 for 2002, $117,000 for 2003 and $67,000 in 2004.

NOTE 11 — INCOME TAXES:

The U.S. and non-U.S. components of income before income taxes are (in thousands):

	Years Ended December 31,
	2004	2003	2002
U.S. operations	$3,538	$5,547	$4,925
Non-U.S. operations	87	160	91

	$3,625	$5,707	$5,016

The income tax provision comprises (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current tax expense:
Federal	$1,146	$2,111	$1,629
State	89	363	226
Foreign	27	50	28

	1,262	2,524	1,883

Deferred tax expense:
Federal	134	(215)	105
State	17	(26)	36

	151	(241)	141

	$1,413	$2,283	$2,024

The difference between the actual tax rate and the statutory rates is as follows:

	Years Ended December 31,
	2004	2003	2002
Tax at federal statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	2.1	3.7	3.2
Research credit	(3.0)	(3.4)	(2.3)
Nondeductible interest	5.5	4.3	3.0
Other	0.4	1.4	2.3

Provision for taxes	39.0%	40.0%	40.2%

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Depreciation and amortization	$285	$361
Reserves and accruals	498	572

	783	933
Current deferred tax assets	(498)	(572)

Long term deferred tax assets	$285	$361

As of December 31, 2004, the Company has not provided U.S. income taxes on $339,000 of non-U.S. subsidiary income because such income is intended to be re-invested indefinitely.

NOTE 12 — RELATED PARTY TRANSACTIONS:

Capital lease

The Company acquired leasehold improvements which are recognized as a capital lease for one of its facilities, which is leased under an operating lease from certain shareholders and employees of the Company. The future minimum lease payments have been included in Note 6.

Operating lease

The Company leases one of its facilities under an operating lease from certain shareholders and employees of the Company. In 2004, 2003 and 2002, the Company incurred $84,000, $81,000 and $65,000, respectively, of rent expense in connection with this operating lease. The lease expires in 2006 and the future minimum lease payments under this lease at December 31, 2004 are as follows (in thousands):

Years Ending December 31,
2005	$85
2006	21

$106

Reseller agreement

The Company entered into a reseller agreement with an entity controlled by the spouse of one of the employees of the Company to distribute its products. The terms of the agreement are substantially the same as those with the Company’s other third party resellers. For the years ended December 31, 2004, 2003 and 2002, the Company recorded revenue of $0, $0, and $478,000, respectively, from this related party reseller at gross margins of between 11% and 90%. At December 31, 2004 and 2003, there were no amounts included in accounts receivable owing from this related party reseller. On July 22, 2003, the Company settled the outstanding balance of $66,000 in exchange for certain technology assets received from the related party.

ALPHASMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Years Ended December 31,
	2004	2003	2002
Supplemental disclosures (in thousands):
Interest paid	$3,432	$303	$532

Taxes paid	$1,389	$2,278	$2,535

Capital and equipment acquired under capital leases	$24	$—	$—

Unearned stock based compensation	$(9)	$211	$48

Disposition of fully depreciated property and equipment	$—	$57	$3

NOTE 14 — RETIREMENT PLAN:

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. The Company’s contributions to the 401(k) Plan are discretionary. In the years ended December 31, 2004, 2003 and 2002, the Company contributed $222,000, $152,000 and $198,000 to the 401(k) Plan, respectively.

NOTE 15 — SUBSEQUENT EVENTS:

The Company entered into an Agreement and Plan of Merger with Renaissance Learning, Inc., RLI Acquisition Corp, Inc. and RLI Acquisition Sub, LLC on January 24, 2005. Under the agreement, unanimously approved by the boards of directors of both companies, each Company stockholder will receive $3.75 per share, in a transaction that is valued at approximately $57 million. The Company stockholders will have the option to be paid in cash, stock or some combination of the two, subject to redesignation procedures set forth in the merger agreement. The mergers, subject to approval of the Company’s stockholders, are expected to be completed in the second quarter of 2005.

In February 2005, the Company suspended its Purchase Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AlphaSmart, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Gatos, State of California, on March 3, 2005.

ALPHASMART, INC.

By:	/s/ KETAN D. KOTHARI
Ketan D. Kothari
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K, has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KETAN D. KOTHARI (Ketan D. Kothari)	Chief Executive Officer and Chairman (Principal Executive Officer)	March 3, 2005

/s/ JAMES M. WALKER (James M. Walker)	Chief Financial Officer, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)	March 3, 2005

/s/ MANISH D. KOTHARI (Manish D. Kothari)	Director	March 3, 2005

/s/ WALTER G. KORTSCHAK (Walter G. Kortschak)	Director	March 3, 2005

/s/ WILLIAM J. SCHROEDER (William J. Schroeder)	Director	March 3, 2005

/s/ V. DAVID WATKINS (V. David Watkins)	Director	March 3, 2005

/s/ TERRY CRANE (Terry Crane)	Director	March 3, 2005