Form 10-K/A
period 2004-12-31
ALPHASMART INC
filed 2005-04-15
CIK 1264388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

ALPHASMART, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

EXPLANATORY NOTE

AlphaSmart, Inc. (“AlphaSmart”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 3, 2005 (File No. 000-50570) (the “2004 Form 10-K”). The “Report of Independent Registered Public Accounting Firm,” which appear on pages 48 through 72 of the 2004 Form 10-K, (the “Audit Report”) has been amended to add an “Unaudited Subsequent Event” to Note 15 of the Audit Report. This amendment describes the settlement of that certain lawsuit filed by Wolf Electronix, Inc. against AlphaSmart in the United States District Court for the District of Utah (the “Wolf Lawsuit”). The Wolf Lawsuit was settled on April 11, 2005, and as such was not included in the 2004 Form 10-K. In addition, a cross reference to the update in Note 15 has been added to Note 6, which describes the Wolf Lawsuit.

Except for the amendments described above, this Form 10-K/A does not modify or update any other disclosures in the 2004 Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements are included in this Annual Report on Form 10-K:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(2) Financial Statement Schedules

Schedule II — See Note 4 to the notes of the financial statements for the disclosure of Valuation and Qualifying Accounts

(a)(3) Exhibits

2.1	Agreement and Plan of Merger and Reorganization by and among Renaissance Learning, Inc., RLI Acquisition Corp., Inc., RLI Acquisition Sub, LLC and AlphaSmart, Inc. dated as of January 24, 2005. (Previously filed as an exhibit to AlphaSmart’s Current Report on Form 8-K on January 25, 2005, and incorporated herein by reference.)

3.1	Amended and restated certificate of incorporation. (Previously filed as Exhibit 3.4 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

3.2	Amended and restated bylaws. (Previously filed as Exhibit 3.5 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

4.1	Form of registrant’s specimen common stock certificate. (Previously filed as Exhibit 4.1 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.1	1998 stock option plan. (Previously filed as Exhibit 10.1 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.2	2003 stock plan. (Previously filed as Exhibit 10.3 to AlphaSmart’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.)

10.3	2003 employee stock purchase plan. (Previously filed as Exhibit 10.3 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.4	Form of directors’ and officers’ indemnification agreement. (Previously filed as Exhibit 10.4 to AlphaSmart’s Registration Statement on Form S-1 (No 333-109267), and incorporated herein by reference.)

10.5	Indemnification agreement by and between the registrant and Walter G. Kortschak. (Previously filed as Exhibit 10.5 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-10927), and incorporated herein by reference.)

10.6	Loan agreement dated May 30, 2003 by and between the registrant and Union Bank of California, N.A. (Previously filed as Exhibit 10.6 to AlphaSmart’s Registration Statement on Form S-1 (no. 333-109267), and incorporated herein by reference.

10.7	First Amendment to Loan Agreement by and between Union Bank of California, N.A. and the registrant dated June 30, 2004. (Previously filed as Exhibit 10.7 to AlphaSmart’s Annual Report on Form 10-K (No. 000-50570), and incorporated herein by reference.)

10.8	Security agreement dated May 30, 2003 by and between the registrant and Union Bank of California, N.A., as agent and a lender. (Previously filed as Exhibit 10.7 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.9	Real estate lease agreement by and between registrant and Milpitas Industrial Properties, Inc. dated February 10, 2003. (Previously filed as Exhibit 10.8 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.10	Real estate lease agreement by and between registrant and AlphaVista Properties LLC dated February 11, 2001. (Previously filed as Exhibit 10.9 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.11	Real estate sublease agreement by and between registrant and PumaTech Inc. dated February 4, 2002. (Previously filed as Exhibit 10.12 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.12*	License agreement by and between the registrant and PalmSource, Inc. dated June 29, 2001. (Previously filed as Exhibit 10.13 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.13*	Amendment no. 1 to the software license agreement for Palm OS Software by and among PalmSource, Inc., Palm Platform Overseas Limited and the registrant. (Previously filed as Exhibit 10.14 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267) , and incorporated herein by reference.)

10.14*	Amendment no. 3 to the software license agreement for Palm OS Software by and among PalmSource, Inc., Palm Platform Overseas Limited and the registrant. (Previously filed as Exhibit 10.20 to AlphaSmart’s Quarterly Report on the Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.)

10.15*	License agreement settlement and mutual release by and between the registrant and Douglas J. Kelly dated April 1, 2002. (Previously filed as Exhibit 10.15 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.16	Investors’ rights agreement dated June 4, 1999 by and among the registrant, Ketan D. Kothari, Manish D. Kothari, Joseph Barrus and the investors set forth on the signature pages thereto. (Previously filed as Exhibit 10.16 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.17	Form of stock option agreement by and between the registrant and James M. Walker. (Previously filed as Exhibit 10.17 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

10.18	Form of stock option agreement by and between the registrant and David M. Gallatin. (Previously filed as Exhibit 10.18 to AlphaSmart’s Registration Statement on Form S-1 (No. 333-109267), and incorporated herein by reference.)

23.1	Consent of PricewaterhouseCoopers LLP regarding the audited financial statements of AlphaSmart, Inc.

31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certificate of the Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1340 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1340 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Certain portions of this exhibit have been omitted from the copy filed and are subject to an order granting confidential treatment with respect thereto.

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

On November 20, 2003, one of the Company’s contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against the Company in United States District Court for the District of Utah, alleging that the Company breached its contract with Wolf and violated a U.S. federal anti-discrimination statute by no longer using Wolf for volume order manufacturing. Wolf is seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, the Company answered the complaint and denied Wolf’s allegations. Discovery is in progress. Trial is currently scheduled for May 2005. The Company believes Wolf’s claims lack merit and that it has meritorious defenses to each claim. Accordingly, management does not believe it is probable that a material loss will arise from this claim. Note 15 contains an update to this matter.

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

In February 2005, the Company suspended its Purchase Plan.

On April 11, 2005, the Company agreed in principle to settle the litigation with Wolf Electronix, Inc. (“Wolf”). Under the terms of the settlement, the Company expects to incur an additional charge and net payment of $355,000, after recovery from insurers, in full and final settlement of the lawsuit. The Company has recorded the net charge of $355,000 as an expense in its financial statements for the three months ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AlphaSmart, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Gatos, State of California, on April 15, 2005.

ALPHASMART, INC.

By:	/s/ KETAN D. KOTHARI
Ketan D. Kothari
Chief Executive Officer and Chairman