Form 10-Q
period 2005-03-31
ALPHASMART INC
filed 2005-05-13
CIK 1264388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

As of May 4, 2005, there were 14,910,215 shares of the Registrant’s Common Stock outstanding.

ALPHASMART, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

ALPHASMART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,884	$4,070
Accounts receivable, net	3,645	4,052
Inventory	3,601	4,087
Deferred tax assets	498	498
Other current assets	4,599	3,225

Total current assets	15,227	15,932

Property and equipment, net	480	572
Deferred tax assets, net of current portion	285	285
Other assets	2,581	2,193

Total assets	$18,573	$18,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504	$750
Accrued liabilities	3,339	2,171
Income taxes payable	348	642
Capital lease obligations, current portion	87	92

Total current liabilities	4,278	3,655

Capital lease obligations, net of current portion	7	24
Other long-term liabilities	18	18

Total liabilities	4,303	3,697

Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	35,807	35,697
Unearned stock-based compensation	(124)	(137)
Retained earnings	14,559	15,721
Accumulated other comprehensive income	25	1
Distributions in excess of net book value	(35,999)	(35,999)

Total stockholders’ equity	14,270	15,285

Total liabilities and stockholders’ equity	$18,573	$18,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net revenue	$6,989	$8,786
Cost of revenue	3,653	4,281

Gross margin	3,336	4,505

Operating expenses:
Research and development	505	614
Sales and marketing	1,807	1,846
General and administrative	2,332	977

Total operating expenses	4,644	3,437

Income (loss) from operations	(1,308)	1,068

Other expense, net	(20)	(623)

Profit (loss) before provision for income taxes	(1,328)	445

Benefit from (provision for) income taxes	166	(382)

Net income (loss)	$(1,162)	$63

Net income (loss) per share:
Basic	$(0.08)	$0.01

Diluted	$(0.08)	$0.00

Shares used in computing per share amounts:
Basic	14,870	11,630

Diluted	14,870	13,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Unearned Stock- based Compen- sation	Retained Earnings	Accumulated Other Comprehensive Income	Distributions in Excess of Net Book Value	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	14,852	$2	$35,697	$(137)	$15,721	$1	$(35,999)	$15,285

Issuance of common stock upon exercise of stock options	18	—	24	—	—	—	—	24
Issuance of common stock under employee stock purchase plan	28	—	86	—	—	—	—	86
Amortization of unearned stock- based compensation	—	—	—	13	—	—	—	13
Comprehensive loss:
Net loss	—	—	—	—	(1,162)	—	—
Foreign currency translation gain	—	—	—	—	—	24	—
Total comprehensive loss								(1,138)

Balance at March 31, 2005	14,898	$2	$35,807	$(124)	$14,559	$25	$(35,999)	$14,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$(1,162)	$63
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Allowances for doubtful accounts and returns	13	34
Depreciation and amortization	101	108
Amortization of unearned stock-based compensation	13	6
Accretion of interest on mandatorily redeemable preferred stock	—	73
Premium on mandatorily redeemable preferred stock	—	515
Change in operating assets and liabilities:
Accounts receivable	394	(1,090)
Inventory	486	(420)
Other current assets	(1,374)	(1,003)
Other assets	(388)	1,492
Accounts payable	(246)	1,093
Accrued liabilities	1,168	(1,725)
Income taxes payable	(294)	384

Net cash used in operating activities	(1,289)	(470)

Cash flows from investing activities:
Purchases of property and equipment	(9)	(260)

Net cash used in investing activities	(9)	(260)

Cash flows from financing activities:
Repayment of loan facility	—	(4,020)
Payments under capital lease obligations	(22)	(26)
Proceeds from the issuance of common stock under stock option plans	24	11
Proceeds from the issuance of common stock under purchase plan	86	—
Redemption of mandatorily redeemable preferred stock	—	(10,335)
Net proceeds from sale of common stock in initial public offering	—	20,408

Net cash provided by financing activities	88	6,038

Effect of exchange rates on cash and cash equivalents	24	4
Net increase (decrease) in cash and cash equivalents	(1,186)	5,312
Cash and cash equivalents at beginning of period	4,070	2,285

Cash and cash equivalents at end of period	$2,884	$7,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHASMART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of AlphaSmart, Inc. (the “Company” or “AlphaSmart”) and related notes include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the financial position and statements of stockholders’ equity as of March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our Form 10-K/A filed with the Securities and Exchange Commission on April 15, 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire 2005 fiscal year, which ends on December 31, 2005, or any other future period.

In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by GAAP. We believe that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

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

Inventory consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Finished goods	$3,237	$3,637
Raw materials	364	450

	$3,601	$4,087

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

Changes in the Company’s estimated product warranty liability during the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Warranty accrual at beginning of period	$257	$300
Additions charged to cost of revenue during the period	41	80
Settlements made during the period	(45)	(48)

Warranty accrual at end of period	$253	$332

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

Software Development Costs

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards, or “SFAS”, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until technological feasibility of the product or enhancement has been established through the inclusion of a detailed program design. Capitalized development costs are amortized to cost of revenue over the estimated useful life of the product. The Company had $347,000 and $351,000 of capitalized software development costs included in other assets as of March 31, 2005 and December 31, 2004, respectively, and recorded $4,000 and $0 as amortization expense during the three months ended March 31, 2005 and 2004, respectively.

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

Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have changed to the pro forma amounts as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss) as reported	$(1,162)	$63
Add: Stock-based employee compensation expense included in reported net income (loss), net of related taxes	11	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(34)	(11)

Pro forma net income (loss)	$(1,185)	$58

Net income (loss) per share:
Basic:
As reported	$(0.08)	$0.01

Pro forma	$(0.08)	$0.00

Diluted:
As reported	$(0.08)	$0.00

Pro forma	$(0.08)	$0.00

Comprehensive Income

Comprehensive income (loss) includes foreign currency translation adjustments, the impact of which has been excluded from net income (loss) and reflected as equity. The component of comprehensive income (loss) is reported on the Company’s condensed consolidated statements of stockholders’ equity.

A summary of comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss)	$(1,162)	$63
Foreign currency translation gain	24	4

Comprehensive income (loss)	$(1,138)	$67

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board or “FASB” issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method. On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). Under the new rule, companies are allowed to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company is in the process of evaluating the impact of this standard on its financial statements and will implement SFAS No. 123(R) for the fiscal year beginning January 1, 2006.

NOTE 3 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of vested common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, common stock subject to repurchase and redeemable convertible preferred stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Numerator:
Net income (loss)	$(1,162)	$63

Denominator:
Weighted-average common stock outstanding	14,882	11,631
Less: Weighted-average shares subject to repurchase	(12)	(1)

Weighted-average shares used in computing basic net income (loss) per share	14,870	11,630

Effects of dilutive securities:
Common stock options and shares subject to repurchase	—	531
Convertible preferred stock	—	1,679

Total weighted-average number of shares used in computing diluted net income (loss) per share	14,870	13,840

For the three months ended March 31, 2005, the company excluded all outstanding options and shares subject to repurchase, totaling 711,000 shares, from the calculation of diluted weighted average shares outstanding as the effect was anti-dilutive. For the three months ended March 31, 2004, approximately 487,000 common stock options were excluded from the calculation of diluted weighted average shares outstanding as the effect was anit-dilutive due to the exercise prices of these options being greater than the average market price of the common shares for the period.

NOTE 4 — BORROWINGS

The Company had a revolving line of credit with a bank in the amount of $3.0 million, which was terminated by the Company and the lender in April 2005. At March 31, 2005 the Company had no outstanding balance under this line of credit.

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

NOTE 6 — CONTINGENCIES AND COMMITMENTS

Claims

On November 20, 2003, one of AlphaSmart’s contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against AlphaSmart in United States District Court for the District of Utah, alleging that AlphaSmart breached its contract with Wolf and violated a U.S. federal antidiscrimination statute by no longer using Wolf for volume order manufacturing. Wolf was seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, AlphaSmart answered the complaint and denied Wolf’s allegations. On April 7, 2005, AlphaSmart and Wolf engaged in a court-ordered settlement conference, and on April 11, 2005, the Company and Wolf agreed to settle the lawsuit. The terms of the settlement require the Company to make a net payment of $355,000 after recovery from insurers, in full settlement of the lawsuit, which has been fully accrued at March 31, 2005. Pursuant to the parties’ settlement agreement, a stipulation dismissing the lawsuit with prejudice was filed on April 19, 2005. The court dismissed the lawsuit on April 28, 2005.

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

Commitments

The Company has entered into operating leases for its facilities with original terms ranging from one to five years. The Company has also entered into royalty agreements with rights to license software and technology used in its products with future minimum royalty payments. At March 31, 2005, the future minimum lease payments under all noncancelable leases and sub-leases and minimum royalty payments having initial terms longer than one year are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments	Minimum Royalty Payments
Remainder of 2005	$503	$2,585
2006	581	1,508
2007	573	100
2008	294	25
2009	—	—

	$1,951	$4,218

NOTE 7 — INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings including the effect of treating estimated nondeductible merger related expenses, totaling $1.1 million, as a discrete item in the quarter. The Company has recorded an effective tax benefit rate of 12% for the first quarter. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•	the proposed merger with Renaissance Learning, Inc.;

•	expected seasonality of our net revenue;

•	our intentions regarding international sales channels;

•	our expectation that the trend toward increased international revenue will continue;

•	our expectation regarding gross margin trends;

•	our expectation regarding research and development expense;

•	sales and marketing expense, general and administrative expense;

•	other expense and our effective tax rate;

•	our expectations regarding use of the remaining net proceeds of our initial public offering;

•	expectations regarding our future capital and liquidity requirements;

•	the disclosure included in our future minimum lease and royalty payment table; and

•	our expectation that our cash and cash equivalents will be sufficient to meet our operating and capital requirements for the next 12 months.

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

Overview

We provide affordable, portable personal learning solutions for the K-12 classroom. Our portable personal learning solutions include computer-companion products that are designed to improve and assess students’ academic skills, increase teachers’ classroom productivity, and reduce administrators’ total cost of ownership for district-wide technology literacy and access. Our computer-companion products are based on three rugged hardware platforms: the Neo by AlphaSmart, the Dana by AlphaSmart and the AlphaSmart 3000 platform that we sell to schools and school districts. An AlphaSmart solution consists of these devices with integrated keyboard, display, and proprietary or licensed operating system and basic application software. They are further enhanced with instructional and assessment software for specific educational subjects as well as management tools for teachers.

On January 24, 2005 we entered into an Agreement and Plan of Merger and Reorganization with Renaissance Learning, Inc. Under the terms of this agreement, Renaissance Learning, Inc. will acquire AlphaSmart in a two step-merger, and each of our stockholders will be entitled to receive $3.75 for each share of our common stock, with the option to be paid in cash, Renaissance Learning, Inc. common stock or some combination of the two, subject to pro-ration so that the total consideration paid will aggregate no more than 45% stock and no less than 55% cash. Renaissance Learning, Inc. intends to operate the AlphaSmart business in a wholly owned subsidiary, and the merger is expected to close sometime in the second quarter of 2005.

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

Net Revenue. Our net revenue is derived primarily from the sale of the AlphaSmart 3000, Neo by AlphaSmart and Dana by AlphaSmart platforms, either on an individual device basis or as part of a bundle. We have sold our devices in over 8,500 of the approximately 15,000 U.S. school districts and, in the three months ended March 31, 2005 and 2004, more than 80% of our net revenue was from districts to which we had previously sold devices.

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

We sell to schools and school districts, both directly and through value-added resellers, or VARs, and through international distribution channels. Until June 30, 2003, we also sold through our catalog-based channel. Direct sales were 79% of our net revenue in the three months ended March 31, 2005 and 83% in the three months ended March 31, 2004. As of June 30, 2003, we discontinued our domestic catalog-based channel and added several new direct sales employees. International sales were 18% of our net revenue in the three months ended March 31, 2005 and 15% in the three months ended March 31, 2004. In the international markets we intend to continue to sell through our reseller channels as well as direct sales employees.

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

A third party manufacturer manufactures our devices. Accordingly, a significant portion of our cost of revenue consists of payments to this party manufacturer. We also provide a limited three-year warranty on the AlphaSmart 3000 and Neo by AlphaSmart platforms, and a limited one-year warranty on the Dana by AlphaSmart platform. We estimate and record the cost of the warranty at the time of sale.

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

General and Administrative. General and administrative expense consists primarily of salaries and related overhead expense for executive, finance, accounting, information technology and human resources personnel; accounting and legal fees; merger related costs; and other corporate expense.

Other Expense. Other expense relates primarily to interest payments on outstanding balances on our term loan and revolving line of credit with a bank, as well as interest accretion, and premium, under our mandatorily redeemable preferred stock. For further discussion regarding these obligations, you should read “Liquidity and Capital Resources.” In the first quarter of 2004, we used a portion of the proceeds of our 2004 public offering to repay the term loan in its entirety and to fully redeem the mandatorily redeemable preferred stock, including accrued dividends and a redemption premium.

Provision for Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings including the effect of treating estimated nondeductible merger related expenses as a discrete item in the quarter. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

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

Revenue recognized is net of an estimated amount for the return of devices and software. We measure estimated future returns related to the current period by analyzing historical returns, current economic trends and changes in customer demand and acceptance of our devices and software. The balance of our allowance for sales returns was $29,000 as of March 31, 2005.

We do not provide free updates to our devices or software; however, we do provide limited customer support through our technical support and repair center, located in Red Bluff, California, as well as our customer service center in Irving, Texas and the customer care and logistics center in Stockton-on-Tees, United Kingdom, which include email and phone support. In addition, we offer software bug fixes which can be downloaded from our website. We accrue for the costs associated with providing such customer support as a cost of revenue at the time the revenue is recognized.

Allowance for Doubtful Accounts. We assess collection risk based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize net revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. We also maintain allowances for doubtful accounts for estimated collection risk losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The balance of the allowance for doubtful accounts was $92,000 as of March 31, 2005.

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

Prepaid Royalties. In some cases where we pre-pay our royalties relating to the licensing of third party software, amortization is recorded based on the number of units shipped times royalty cost per-unit basis. The royalty cost per unit is computed using estimates of expected sales over the life of the licensing contract. In the event of a significant decline in the estimated sales, we would have to accelerate the amortization of prepaid royalties by increasing the royalty cost per unit for future periods. For example, in the fourth quarter of 2004, we incurred a charge related to revisions of our estimates under our agreement with PalmSource, Inc.

Warranty Accrual. We provide for the estimated cost of product warranties at the time net revenue is recognized. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The balance of the reserve for warranty obligations was $253,000 as of March 31, 2005.

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

Results of Operations

The following table sets forth the percentage of consolidated net revenue represented by items in our condensed consolidated income statements for the periods presented:

	Three Months Ended
	March 31, 2005	March 31, 2004
Consolidated Statement of Operations Data:
Net revenue	100.0%	100.0%
Cost of revenue	52.3	48.7

Gross margin	47.7	51.3

Operating expenses:
Research and development	7.2	7.0
Sales and marketing	25.8	21.0
General and administrative	33.4	11.1

Total operating expenses	66.4	39.1

Income (loss) from operations	(18.7)	12.2

Other expenses	(0.3)	(7.1)

Profit (loss) before provision for income taxes	(19.0)	5.1

Benefit from (provision for) income taxes	2.4	(4.4)

Net income (loss)	(16.6)%	0.7%

Three Months Ended March 31, 2005 and 2004

Net Revenue

Net revenue from the sale of our products decreased by 20.5% to $7.0 million for the three months ended March 31, 2005, from $8.8 million for the three months ended March 31, 2004. We believe the decrease in net revenue resulted from softness in technology spending in the K-12 education market generally, as well as increased customer demand for solutions that meet specific education needs, which increased competitive pressure on our platforms, particularly the Dana platform, which faced increased competitive pressure from PCs. Dana shipments accounted for approximately 27% of net revenue for the three months ended March 31, 2005 compared to 29% for the three months ended March 31, 2004. U.S. sales accounted for 82% of our net revenue for the three months ended March 31, 2005 and 85% of our net revenue for the three months ended March 31, 2004. Net revenue from our direct sales channels accounted for 79% of our net revenue for the three months ended March 31, 2005 and 83% of our net revenue for the three months ended March 31, 2004. We expect the trends toward increased international revenue and decreased direct sales revenue to continue over the remainder of 2005.

Gross Margin

Gross margin was 47.7% for the three months ended March 31, 2005 compared to 51.3% for the three months ended March 31, 2004. The decrease was due primarily to a combination of higher royalty costs on the Dana and lower revenue on fixed overhead costs. We expect margins to trend slightly higher over the next couple quarters as a result of higher revenue trends in our second and third quarters measured against fixed overhead costs.

Research and Development

Research and development expense decreased 17.7% to $505,000 for the three months ended March 31, 2005, from $614,000 for the three months ended March 31, 2004. As a percentage of net revenue, research and development expenses increased to 7.2% for the three months ended March 31, 2005 from 7.0% for the same period in 2004. The decrease was primarily a result of a reduction in bonuses of $33,000 and cost savings of $70,000 due to the consolidation of research and development facilities. We expect research and development costs to increase marginally in absolute dollars as we continue to invest in new product development over the remainder of 2005.

Sales and Marketing

Sales and marketing expense was $1.8 million for each of the three month periods ended March 31, 2005 and 2004. As a percentage of net revenue, sales and marketing expenses increased to 25.8% for the three months ended March 31, 2005 from 21.0% for the same period in 2004. We expect sales and marketing expense to increase marginally in absolute dollars over the remainder of 2005.

General and Administrative

General and administrative expense increased 138.7% to $2.3 million for the three months ended March 31, 2005, from $977,000 for the three months ended March 31, 2004. As a percentage of net revenue, general and administrative expenses increased to 33.4% for the three months ended March 31, 2005 from 11.1% for the same period in 2004. The increase was primarily due to $990,000 of merger related expenses and $417,000 of litigation and settlement expenses to settle the Wolf lawsuit. We expect general and administrative expense to decrease significantly, as we expect to complete our proposed merger with Renaissance Learning, Inc. during the second quarter of 2005.

Other Expense, net

Other expense decreased to $20,000 for the three months ended March 31, 2005 compared to $623,000 for the three months ended March 31, 2004, primarily reflecting $588,000 of premium and interest expense on the redemption of mandatorily redeemable preferred stock for the three months ended March 31, 2004. We expect other expense to remain relatively flat or to fluctuate slightly due to currency exchange rates for the remainder of 2005.

Provision for Income Taxes

We accrued income taxes at an effective tax benefit rate of 12% for the three months ended March 31, 2005 and an effective tax rate of 86% for the three months ended March 31, 2004. For the three months ended March 31, 2005, the difference between the federal rate of 34% and the effective benefit rate used is primarily due to state income taxes and the impact of treating the nondeductible merger related expenses incurred as a discrete item in the quarter, offset by research and development credits. For the three months ended March 31, 2004, the difference between the federal rate of 34% and the effective rate used is primarily due to state income taxes and the impact of treating the nondeductible premium and interest expense incurred on the redemption of the mandatorily redeemable preferred stock as a discrete item in the quarter, offset by research and development credits. We expect the effective tax rate to be higher in Q2 due to additional nondeductible merger costs. We will continue to assess the impact of the merger costs on future quarters and adjust the tax rate accordingly.

Liquidity and Capital Resources

As of March 31, 2005, cash and cash equivalents totaled $2.9 million, compared to $4.1 million as of December 31, 2004. Cash equivalents are short-term, interest-bearing, investment-grade securities with original or remaining maturities of ninety days or less as of the date of purchase.

Net cash used in operating activities was $1.3 million for the three months ended March 31, 2005 and consisted primarily of our net loss of $1.2 million and an increase in other current assets of $1.4 million, partially offset by an increase in accrued liabilities. The increase in other current assets related primarily to the increase in amounts due from our contract manufacturer, amounts recoverable from our insurer in connection with our lawsuit settlement with Wolf Electronix, Inc., and merger related costs. The increase in accrued liabilities related primarily to merger related costs and settlement costs from our lawsuit with Wolf Electronix, Inc. For the three months ended March 31, 2004, net cash used in operating activities was $470,000 and consisted primarily of a net change in assets and liabilities of $1.2 million, partially offset by depreciation and amortization of $108,000 and premium and interest expense on mandatorily redeemable preferred stock of $588,000. The increase in accounts receivable of $1.1 million related to increased shipments at quarter end, the increase in other current assets of $1.0 million related primarily to prepaid royalties, the reduction in other assets of $1.5 million related to costs netted against proceeds from our initial public offering, and the net reduction in accounts payable and accrued liabilities of $632,000 related primarily to the payment of accrued public offering costs.

Net cash used in investing activities of $9,000 and $260,000 for the three months ended March 31, 2005 and 2004, respectively, resulted from purchases of property and equipment during both periods.

Net cash provided by financing activities was $88,000 for the three months ended March 31, 2005 and consisted primarily of proceeds from the issuance of common stock under our stock purchase and stock option plans. Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2004 and consisted of net proceeds from the sale of common stock in an initial public offering of $20.4 million, partially offset by the repayment of a loan facility of $4.0 million and the redemption of mandatorily redeemable preferred stock of $10.3 million.

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

The Company had a revolving line of credit with a bank in the amount of $3.0 million, which was to expire on May 31, 2005. At March 31, 2005 the Company had no outstanding balance under this line of credit. In April 2005 the Company terminated the line of credit.

At March 31, 2005, the future minimum lease payments under all noncancelable leases and sub-leases and minimum royalty payments having initial terms longer than one year are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments	Minimum Royalty Payments
Remainder of 2005	$503	$2,585
2006	581	1,508
2007	573	100
2008	294	25
2009	—	—

	$1,951	$4,218

Our future liquidity and capital requirements will depend on numerous factors, including

•	the amount, type and timing of product sales;

•	the extent to which our existing and new products gain market acceptance;

•	the timing of customer payments on outstanding receivables;

•	the cost and timing of product development efforts and the success of these efforts;

•	the cost and timing of sales and marketing activities;

•	any acquisitions of products or technologies; and

•	the continued availability of financing.

We believe that our cash and cash equivalents of $2.9 million as of March 31, 2005 will be sufficient to meet our operating and capital requirements through at least the next 12 months. However, it is possible that we may require additional financing within this period. In addition, even if we have sufficient funds to meet our anticipated cash needs in the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital when needed, our failure could have a negative impact on our profitability and our ability to pursue our business strategy.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board or “FASB” issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method. On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). Under the new rule, companies are allowed to implement SFAS No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company is in the process of evaluating the impact of this standard on its financial statements and will implement SFAS No. 123(R) for the fiscal year beginning January 1, 2006.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

There are numerous risks associated with the pending merger with Renaissance Learning, Inc.

On January 25, 2005, we announced that we had entered into a definitive agreement to be acquired by Renaissance Learning, Inc. in a merger transaction. The transaction is subject to a number of risks, including risks related to:

•	unanticipated costs related to the merger;

•	diversion of management’s time and attention from our existing business;

•	disruption of our ongoing business operations;

•	potential loss of key employees and employee productivity;

•	adverse effects on existing business relationships with customers and customer prospects;

•	potential revenue declines as a result of customer and potential customer uncertainty; and

•	the failure to realize the expected benefits from becoming part of a Renaissance Learning, Inc., including the potentially enhanced financial and competitive position.

In addition, if the merger is not consummated for any reason, we may be subject to a number of risks, including:

•	the market price of our common stock could decline following an announcement that the merger has been abandoned to the extent that the current market price reflects a market assumption that the merger will be completed;

•	the effect of incurring substantial costs related to the merger, such as legal, accounting and financial advisor fees, which will be required to be paid even if the merger is not consummated;

•	our ability to retain key employees may be adversely affected;

•	our relationships with customers may be adversely affected; and

•	depending upon the reason for termination of the merger, the possible requirement that we pay a substantial termination fee to Renaissance Learning, Inc.

In connection with the proposed merger, AlphaSmart and Renaissance Learning, Inc. filed a proxy statement/prospectus with the Securities and Exchange Commission on February 25, 2005, as amended on April 13, 2005 and on May 3, 2005 (File No. 333-122993). The proxy statement/prospectus contains important information about AlphaSmart, Renaissance Learning, Inc., the proposed merger, risks relating to the merger, and related matters. We urge all of our stockholders to read the proxy statement/prospectus.

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

Substantially all of AlphaSmart’s net revenue is derived from sales to educational institutions, individual teachers and their suppliers. AlphaSmart cannot assure you that educational institutions and/or individual teachers will continue to invest in technology-based platforms. Due to AlphaSmart’s dependence on educational institutions, the funding of which depends largely on government support, a substantial decrease in funding for educational technology would have a material adverse effect on AlphaSmart’s business, financial condition and results of operations. The sources of funding for AlphaSmart’s platforms depend heavily on local, state and federal political bodies and, as a result, education budgets may vary from year to year. In this regard, government funding provided under Title II, Part D of the Elementary and Secondary Education Act, also know as the Enhancing Education Through Technology Act of 2001, was reduced from $700 million to $500 million for the 2005 government fiscal year (October 2004 to September 2005). The funding under this act may be further reduced or even completely eliminated for the coming government fiscal year. This reduction, as well as other significant reductions in education funding, particularly in states like California and Texas in which AlphaSmart has many customers, would likely result in reduced technology spending and materially adversely affect AlphaSmart’s financial results. For instance, AlphaSmart believes that the challenging spending environment AlphaSmart faced throughout 2004 and the first quarter of 2005 resulted in part from reduced educational technology budgets, which adversely affected AlphaSmart’s net revenue during this time frame.

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

In addition, although AlphaSmart is evaluating other manufactures, All Quality & Services, Inc. is currently the only manufacturer of its platforms. AlphaSmart does business with All Quality & Services essentially on a purchase order basis and does not have a long term contract with them. Should All Quality & Services ever become unable or unwilling to manufacture AlphaSmart’s platforms, it could take AlphaSmart between 8 to 10 weeks to obtain a new manufacturer and begin to resume shipments of their platforms.

AlphaSmart must maintain customer loyalty, or the net revenue it derives from repeat customers will decrease.

In the first quarter of 2005, more than 80% of AlphaSmart’s net revenue came from districts to which AlphaSmart had previously sold units. If AlphaSmart’s current and repeat customers decide to purchase technology other than AlphaSmart’s, or if they decide to allocate funding away from educational technology, AlphaSmart’s net revenue would decline.

The loss of AlphaSmart’s senior management could have a material adverse effect on AlphaSmart’s business.

AlphaSmart depends on the continued service of its senior management. AlphaSmart’s management team, Ketan D. Kothari, Manish D. Kothari and Joseph Barrus, has a substantial role in AlphaSmart’s product development, AlphaSmart’s reputation and contacts with customers and third party developers and AlphaSmart’s business culture. AlphaSmart does not have formal employment agreements with any of these persons, and AlphaSmart has no current intention of entering into any such employment agreements. The loss of services of any of these persons could harm AlphaSmart’s business.

AlphaSmart does not know whether additional financing will be available when needed, on favorable terms or at all.

AlphaSmart believes that its cash and cash equivalents of $2.9 million as of March 31, 2005 will be sufficient to meet its operating and capital requirements through at least the next 12 months. However, it is possible that AlphaSmart may require additional financing within this period. In addition, even if AlphaSmart has sufficient funds to meet its anticipated cash needs in the next 12 months, AlphaSmart may need to raise additional funds beyond this time. AlphaSmart may be required to raise those funds through public or private financings, strategic relationships or other arrangements. AlphaSmart cannot assure that such funding, if needed, will be available on favorable terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. To the extent that AlphaSmart raises additional funds through strategic relationships, AlphaSmart may be required to relinquish some rights to technologies or products, or grant licenses on unfavorable terms. If AlphaSmart fails to raise capital when needed, AlphaSmart’s failure could have a negative impact on AlphaSmart’s profitability and AlphaSmart’s ability to pursue its business strategy.

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

To date, AlphaSmart has generated substantially all of its net revenue from sales in the United States. In the first quarter of 2005, approximately 18% of AlphaSmart’s net revenue was generated from international sales. AlphaSmart intends to continue to expand its presence in such markets and enter additional international markets in the near future, and these expansion efforts will be subject to economic, political, regulatory, and other risks generally associated with international sales and operations. To the extent that AlphaSmart’s net revenue from international operations represents an increasing portion of its net revenue, AlphaSmart will be subject to increased exposure to international risks, including changes in a specific country’s or region’s political or economic conditions and difficulty in managing widespread sales and support operations.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents carried at cost and are deposited with financial institutions that approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our revolving line of credit with a bank. At March 31, 2005 the Company had no outstanding balance under this line of credit. Amounts owed under our revolving line of credit accrue interest at a rate equal to a bank rate that was 5.75% per annum at March 31, 2005. In April 2005, the Company and the lender terminated the line of credit.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 20, 2003, one of AlphaSmart’s contract manufacturers, Wolf Electronix, Inc. (“Wolf”), filed a lawsuit against AlphaSmart in United States District Court for the District of Utah, alleging that AlphaSmart breached its contract with Wolf and violated a U.S. federal antidiscrimination statute by no longer using Wolf for volume order manufacturing. Wolf was seeking an injunction and unspecified damages in connection with its complaint. On December 17, 2003, AlphaSmart answered the complaint and denied Wolf’s allegations. On April 7, 2005, AlphaSmart and Wolf engaged in a court-ordered settlement conference, and on April 11, 2005, the Company and Wolf agreed to settle the lawsuit. The terms of the settlement require the Company to make a net payment of $355,000 after recovery from insurers, in full settlement of the lawsuit, which has been fully accrued at March 31, 2005. Pursuant to the parties’ settlement agreement, a stipulation dismissing the lawsuit with prejudice was filed on April 19, 2005. The court dismissed the lawsuit on April 28, 2005.

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

ITEM 5. OTHER INFROMATION

Additional Information About the Proposed Merger with Renaissance Learning, Inc. and Where to Find It

Renaissance Learning, Inc. has filed a registration statement on Form S-4, which includes a proxy statement/prospectus and other relevant materials in connection with the proposed merger transaction involving AlphaSmart and Renaissance, with the Securities and Exchange Commission (SEC) on February 25, 2005, as amended on April 13, 2005 and on May 3, 2005 (File No. 333-122993). INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THIS FILING BECAUSE IT CONTAINS IMPORTANT INFORMATION REGARDING THE PROPOSED MERGER TRANSACTION. Investors and security holders may obtain free copies of these documents and other documents filed with the SEC at the SEC’s website at www.sec.gov. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by AlphaSmart at AlphaSmart’s website at www.alphasmart.com or by contacting AlphaSmart investor relations at IR@alphasmart.com or via telephone at 408-355-1029. Investors and security holders may obtain free copies of the documents filed with the SEC by Renaissance Learning by directing such requests to Renaissance Learning, Inc., Attention: Corporate Secretary, 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54995 or via telephone at 715-424-3636.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization by and among Renaissance Learning, Inc., RLI Acquisition Sub, LLC, RLI Acquisition Corp, Inc. and AlphaSmart, Inc. dated January 24, 2005 and amended as of April 20, 2005 (Incorporated by reference to Appendix A to the proxy statement/prospectus on Form S-4 filed by Renaissance Learning, Inc. on February 25, 2005, as amended on April 13, 2005 (File No. 333-122993)).

3.4(1)	Amended and Restated Certificate of Incorporation of the Company.

3.5(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of registrant’s specimen common stock certificate.

10.1	Gross Lease by and between BR3 Partners and the Company dated as of March 11, 2005 and delivered on March 18, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-109267) originally filed with the Securities and Exchange Commission on September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHASMART, INC.
(Registrant)

Date: May 13, 2005	By:	/s/ Ketan D. Kothari
Ketan D. Kothari
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 13, 2005	By:	/s/ James M. Walker
James M. Walker
Chief Financial Officer, Chief Operating Officer and Secretary
(Principal Financial and Accounting Officer)